Form 10QSB
period 2001-03-31
MOBILE DESIGN CONCEPTS
filed 2001-06-29
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER: 333-43126


                     MOBILE DESIGN CONCEPTS, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                                  87-0650219
     (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)           Identification No.)


         6500 S. 400 W., Suite C, Salt Lake City, Utah 84107
               (Address of principal executive offices)

                            (801) 266-2420
         (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES[  ]  NO [X ]


The number of $.001 par value common shares outstanding at March 31, 2001:
4,500,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE

             Unaudited Condensed Balance Sheet,
            March 31, 2001                                      2


             Unaudited Condensed Statement of Operations,
            for the three months ended March 31, 2001
            and for the period from inception on March 10,
            2000 through March 31, 2000 and 2001                3


             Unaudited Condensed Statement of Cash Flows,
            for the three months ended March 31, 2001
            and for the period from inception on March 10,
            2000 through March 31, 2000 and 2001                4


        -  Notes to Unaudited Condensed Financial Statements  5 - 8

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $      624
  Inventory                                                     -
                                                      ___________
        Total Current Assets                                  624
                                                      ___________

PROPERTY AND EQUIPMENT, net                                13,672
                                                      ___________
                                                       $   14,296
                                                     ____________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party                     $       45
  Accounts payable - trade                                      -
  Interest payable                                              -
  Line of credit                                           10,606
                                                      ___________
        Total Current Liabilities                          10,651
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,500,000 shares issued and
   outstanding                                              4,500
  Capital in excess of par value                            4,500
  Deficit accumulated during the
    development stage                                     (5,355)
                                                      ___________
        Total Stockholders' Equity                          3,645
                                                     ____________
                                                       $   14,296
                                                     ____________




 The accompanying notes are an integral part of these unaudited financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]


                UNAUDITED CONDENSED STATEMENT OF OPERATIONS



                                                From Inception
                                                  on March 10,
                                  For the Three   2000 Through
                                   Months Ended    March 31,
                                    March 31,   _________________
                                       2001      2000      2001
                                   __________  ________  ________

REVENUE                              $      -  $      -  $      -

OPERATING EXPENSES:
  General and Administrative              210       545     5,082
                                   __________  ________  ________
LOSS FROM OPERATIONS                    (210)     (545)   (5,082)

OTHER EXPENSES:
  Interest                                156         -       273
                                   __________  ________  ________
LOSS BEFORE INCOME TAXES                (366)     (545)   (5,355)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                   __________  ________  ________

NET LOSS                             $  (366)  $  (545)  $(5,355)
                                   __________  ________  ________

LOSS PER COMMON SHARE                $   (.00) $   (.00) $   (.00)
                                   __________  ________  ________













 The accompanying notes are an integral part of these unaudited financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                                From Inception
                                                  on March 10,
                                  For the Three   2000 Through
                                   Months Ended    March 31,
                                    March 31,    _________________
                                       2001      2000      2001
                                       ________  _______  ________
Cash Flows From Operating Activities:
 Net loss                              $  (366)  $ (545)  $ (5,355)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
    Changes in assets and liabilities:
      (Increase) in inventories         (3,694)       -    (13,672)
      Increase in accounts
        payable - related party              -      545         45
      Increase in accounts
        payable - trade                   (812)       -          -
      Increase in interest payable         (80)       -          -
                                       ________  _______  _________
    Net Cash (Used) by
       Operating Activities             (4,952)       -    (18,982)
                                       ________  _______  _________
Cash Flows From Investing Activities:        -        -          -
                                       ________  _______  _________
   Net Cash Provided by
       Investing Activities                  -        -          -
                                       ________  _______  _________
Cash Flows From Financing Activities:

 Proceeds from issuance of
    common stock                             -        -      9,000
 Proceeds from line of credit            5,000        -     10,606
                                       ________  _______  _________

    Net Cash Provided by
        Financing Activities             5,000        -     19,606
                                       ________  _______  _________
Net Increase in Cash                        48        -        624

Cash at Beginning of Period                576        -          -
                                       ________  _______  _________
Cash at End of Period                 $    624  $     -   $    624
                                       ________  _______  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $  156    $  -      $  273
   Income taxes                         $    -    $  -      $    -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2001:
     None






 The accompanying notes are an integral part of these unaudited financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Mobile Design Concepts, Inc. (the Company) was organized under the laws of the State of Nevada on March 10, 2000. The Company plans to design and manufacture mobile kiosks and other structures. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company's fiscal year-end is December 31.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 8]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $545 and were expensed during the period ended April 30, 2000.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of March 31, 2001:

                                                      March 31,
                                                         2001
                                                     ___________
    Leased Equipment: modular structure               $  13,672

    Less:   accumulated depreciation
              and amortization                                -
                                                     ___________
                                                      $  13,672
                                                    ____________

  Depreciation  and  amortization expense for the period  ended  March  31,
  2001,   amounted  to  $0.   This  modular  structure  will  begin   being
  depreciated in April 2001 when this structure is placed in service.

NOTE 3 - LINE OF CREDIT

  The Company has entered into a line of credit arrangement with a bank. The line provides for borrowings up to $20,606 with a variable interest rate that is 2% above the bank's prime rate. The initial rate is 11.5% per annum. The line of credit matures on August 1, 2001. At March 31, 2001 the outstanding balance on the line of credit was $10,606.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

  Common Stock - During April of 2000, in connection with its organization, the Company issued 4,500,000 shares of its previously authorized, but unissued common stock for cash. The shares were issued for $9,000 (or $.002 per share).

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2001 an operating loss carryforwards of approximately $5,300 which may be applied against future taxable income and which expires in various years through 2020.

  The amount of an ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $1,800 as of March 31, 2001, with an offsetting valuation allowance at March 31, 2001 of the same amount. The change in the valuation allowance for the period ended March 31, 2001 is approximately $200.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of March 31, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently
  formed   and  has  not  yet  been  successful  in  establishing  profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                   From Inception
                                                     on March 10,
                                     For the Three   2000 Through
                                      Months Ended    March 31,
                                       March 31,   ___________________
                                          2001      2000      2001
                                       ________  __________  _________
    Loss from continuing operations
    available to common shareholders
    (numerator)                        $(366)      $ (545)     $(5,355)
                                       ________  __________  __________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                     4,500,000   4,500,000   4,500,000
                                       ________  __________  __________

  Fully diluted earnings per share was not disclosed as the Company has no common stock equivalents.

NOTE 9 - SUBSEQUENT EVENT

  The Company has negotiated a lease agreement for the use of their mobile structure to an un-related party. Specific details of this agreement were finalized subsequent to March 31, 2001. The agreement will be effective retroactive to March 20, 2001. The lease has a term of four years with increasing monthly payments which start out at $600 per month and level off at $1,250 per month during the 2nd year.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     Our company was recently incorporated under the laws of Nevada on March 10, 2000, is a small start up company that only recently commenced active business operations, has not yet generated any revenues from operation and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. As of June 25, 2001, the Company has sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering has not closed. Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business.

     Our plan of operation is to use our existing capital together with the proceeds from this offering to complete construction of our prototype kiosk and to construct up to three additional kiosks for sale or lease to third parties. In addition, we have established a one-year $20,606 revolving line of credit with our bank that bears interest at the rate of prime plus 2%, for a current rate of 11.5%. To date we have drawn $10,606 against the line of credit in connection with the construction of our prototype kiosk. We plan to repay all amounts advanced to us under the line of credit with the proceeds from this offering.

     We estimate our general and administrative expenses during the next twelve months to be approximately $15,000, including rent, office, legal, and accounting expenses. We estimate the cost of constructing our prototype kiosk at $20,000 to $25,000, and the cost of constructing additional kiosks to be somewhat lower as the construction process becomes more uniform and design problems have been resolved. If all shares in this offering are sold, we will proceed with the construction plan outlined above, subject to indications of interest from prospective operators. Our prototype was completed in February, 2001 and we anticipate that additional kiosks will be completed sequentially based on demand with a total construction time of approximately 45 days. If less than all offered shares are sold, we will reduce our construction budget as appropriate and may attempt to finance the construction of additional kiosks using a purchase contract or lease with the potential operator as security for a loan.

     We plan to generate revenue from the lease and sale of our kiosks to third parties. We plan to initially lease our kiosks for a monthly rental of from $12,000 to $15,000 per year under a lease with a term of three years that may be renewed on an annual basis after the initial three-year term. We believe that an operator at a good location will continue to rent the kiosk for its useful life, which we estimate at ten to fifteen years. We also plan to sell kiosks at prices ranging from $40,000 to $65,000, depending on the design features and equipment included in the particular unit. Our proposed lease rates and sales prices will be subject to adjustment based on demand, changes in our cost structure and competitive conditions prevailing in our industry.

     We anticipate that the proceeds from the sale of the offering together with our current assets and bank line of credit will be sufficient to permit us to implement our business plan and conduct our operations for a period of
at least twelve months.   If we receive only limited funds in this offering,
we will delay construction of additional kiosks, if necessary. We may have to seek additional funds within the next twelve months. We have no assurance of receiving any additional funding.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 7 to the financial statements, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In the event the proposed business is unsuccessful, there is no assurance we could successfully become involved in any other business venture. Management presently has no plans, commitments or arrangements with respect to any other proposed business venture.


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Mobile Design Concepts, Inc.



Date: June 28, 2001      by:        /s/ Steven N. Bednarik
                         Steven N. Bednarik, President and Secretary/Treasurer