Form 10QSB/A
period 2001-03-31
MOBILE DESIGN CONCEPTS
filed 2001-06-29
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB/A


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

NOTE 9 - SUBSEQUENT EVENT

  The Company has negotiated a lease agreement for the use of their mobile structure to an un-related party. Specific details of this agreement were finalized subsequent to March 31, 2001. The agreement will be effective retroactive to March 20, 2001. The lease has a term of four years with increasing monthly payments which start out at $600 per month and level off at $1,250 per month during the 4th year.

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