Form 10QSB
period 2001-06-30
MOBILE DESIGN CONCEPTS
filed 2001-08-03
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                YES [  ]  NO [X ]


The number of $.001 par value common shares outstanding at June 30, 2001:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001
                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        - Unaudited Condensed Balance Sheets,
            June 30, 2001 and December 31, 2000                  2


        - Unaudited Condensed Statements of Operations,
            for the three months ended June 30, 2001 and
            2000, for the six months ended June 30, 2001
            and for the periods from inception on March 10,
            2000 through June 30, 2000 and 2001                  3


        - Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2001 and
            for the periods from inception on March 10,
            2000 through June 30, 2000 and 2001                  4


        - Notes to Unaudited Condensed Financial Statements  5 - 8

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   58,153   $      576
  Inventory                                        -        9,978
                                         ___________  ___________
        Total Current Assets                  58,153       10,554
                                         ___________  ___________

PROPERTY AND EQUIPMENT, held
  for lease, net                              24,041            -
                                         ___________  ___________
                                          $   82,194   $   10,554
                                        ____________ ____________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party        $       45   $       45
  Accounts payable - trade                     1,845          812
  Interest payable                                 -           80
  Line of credit                                   -        5,606
                                         ___________  ___________
        Total Current Liabilities              1,890        6,543
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 and 4,500,000 shares
   issued and outstanding, respectively        4,813        4,500
  Capital in excess of par value              82,387        4,500
  Deficit accumulated during the
   development stage                          (6,896)      (4,989)
                                         ___________  ___________
        Total Stockholders' Equity            80,304        4,011
                                        ____________ ____________
                                              82,194   $   10,554
                                        ____________ ____________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                         From Inception
                          For the Three    For the Six    on March 10,
                           Months Ended    Months Ended   2000 Through
                             June 30,        June 30,       June 30,
                        ________________ ________________ ____________
                           2001    2000    2001    2000       2001
                        ________ ________ _______ _______ ____________

REVENUE                   $1,800  $    -  $1,800  $     -  $   1,800

OPERATING EXPENSES:
  General and
  Administrative           3,149      88   3,359      633      8,231
                        ________ ________ _______ _______ ____________
LOSS FROM OPERATIONS     (1,349)     (88) (1,559)    (633)    (6,431)

OTHER EXPENSES:
  Interest                   192       -     348        -        465
                        ________ ________ _______ _______ ____________
LOSS BEFORE INCOME TAXES (1,541)     (88) (1,907)    (633)    (6,896)

CURRENT TAX EXPENSE            -       -       -       -        -

DEFERRED TAX EXPENSE           -       -       -       -        -
                        ________ ________ _______ _______ ____________

NET LOSS                $(1,541)  $  (88) $(1,907)$  (633) $  (6,896)
                       _________ ________ _______ _______ ____________

LOSS PER COMMON SHARE   $  (.00)  $ (.00) $  (.00)$  (.00) $    (.00)
                       _________ ________ _______ _______ ____________














 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                         From Inception
                                         For the Six      on March 10,
                                         Months Ended    2000 Through
                                           June 30,        June 30,
                                      ______________________________
                                       2001        2000      2001
                                      __________ ________ __________
Cash Flows From Operating Activities:
 Net loss                             $  (1,907) $  (633) $  (6,896)
  Adjustments to reconcile net
    loss to net cash used
    by operating activities:
    Depreciation Expense                  1,184        -      1,184
    Changes in assets and
     liabilities:
      Increase in accounts payable
       - related party                        -       45         45
      Increase in accounts payable
       - trade                            1,033        -      1,845
      Increase (decrease) in
       interest payable                     (80)       -          -
                                     ___________ ________ __________
    Net Cash Provided (Used)
     by Operating Activities                230     (588)    (3,822)
                                     ___________ ________ __________
Cash Flows From Investing Activities:
 Payments for property and equipment    (15,247)       -    (25,225)
                                     ___________ ________ __________
   Net Cash Provided (Used) by
    Investing Activities                (15,247)       -    (25,225)
                                     ___________ ________ __________
Cash Flows From Financing Activities:

 Proceeds from issuance of
  common stock                           78,200    9,000     87,200
 Proceeds from line of credit             5,000        -     10,606
 Payments on line of credit             (10,606)       -    (10,606)
                                     ___________ ________ __________

    Net Cash Provided (Used)
     by Financing Activities             72,594    9,000     87,200
                                     ___________ ________ __________
Net Increase in Cash                     57,577    8,412     58,153

Cash at Beginning of Period                 576        -          -
                                     ___________ ________ __________
Cash at End of Period                $ 58,153    $ 8,412  $  58,153
                                     ___________ ________ __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                 $    348  $      -  $     465
   Income taxes                             $      -  $      -  $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the periods ended June 30, 2001:
     None



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Mobile Design Concepts, Inc. (the Company) was organized under the laws of the State of Nevada on March 10, 2000. The Company plans to design and manufacture mobile kiosks and other structures. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $545 and were expensed during the period ended March 31, 2000.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization:

                                                  June 30,     December 31,
                                                    2001           2000
                                                ___________    ___________
    Leased Equipment: modular structure         $   15,740     $        -
    Leased Equipment: beverage equipment             9,485              -

    Less:   accumulated depreciation
      and amortization                              (1,184)             -
                                                ___________    ___________
                                                $   24,041     $        -
                                                ___________    ___________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation and amortization expense for the periods ended June 30, 2001 and 2000, amounted to $1,184 and $0, respectively. The structure is now being leased by the Company
  [See Note 9].

NOTE 3 - LINE OF CREDIT

  The Company entered into a line of credit arrangement with a bank. The line provided for borrowings up to $20,606 with a variable interest rate that was 2% above the bank's prime rate. The initial rate was 11.5% per annum. The line of credit was repaid in April 2001. At June 30, 2001 and December 31, 2000 the outstanding balance on the line of credit was $0 and $5,606.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2001 and December 31, 2000.

  Common Stock - During April 2000, in connection with its organization, the Company issued 4,500,000 shares of its previously authorized, but unissued common stock for cash. The shares were issued for $9,000 (or $.002 per share).

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

  The Company began a public offering of 500,000 shares of common stock on May 14, 2001. The Company arbitrarily set an offering price of $.25 per share and there is no minimum number of shares to sell. At June 30, 2001, the Company had sold 312,800 shares for cash of $78,200 (or $.25 per share).

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001 an operating loss carryforwards of approximately $6,900 which may be applied against future taxable income and which expire in various years through 2021.

  The amount of an ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $2,300 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount. The change in the valuation allowance for the six months ended June 30, 2001 was approximately $700.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2001, the Company has not paid any compensation to any officer or director of the Company.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                 From Inception
                             For the Three         For the Six    on March 10,
                             Months Ended         Months ended   1998, Through
                              June 30,              June 30,        June 30
                         ___________________  ____________________  _________
                           2001      2000       2001       2000       2001
                         ________  _________  _________  _________  _________
    Loss from continuing
    operations available
    to common
    shareholders
      (numerator)        $ (1,541) $     (88) $  (1,907) $    (633) $  (6,896)
                         ________  _________  _________  _________  _________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share for theperiod
      (denominator)        69,547  4,500,000  4,534,966  4,500,000  4,290,522
                         ________  _________  _________  _________  _________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted earnings per share.

NOTE 9 - CONTRACTS AND AGREEMENTS

  The Company has a lease agreement for the use of their mobile structure to a third party for use in selling coffee and other beverages. The agreement is for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and reach $1,250 per month during the 3rd year. At June 30, 2001, future minimum rentals for the remaining lease term amounted to $36,900.

NOTE 10 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a single client, the loss of which could have a material impact on the operations of the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     Our company was recently incorporated under the laws of Nevada on March 10, 2000, is a small start up company that only recently commenced active business operations, has not yet generated significant revenues from operation and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. The Company has sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001. Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business.

     Our plan of operation is to use our existing capital together with the proceeds from this offering to complete construction of up to three additional kiosks for sale or lease to third parties. In addition, we have established a one-year $20,606 revolving line of credit with our bank that bears interest at the rate of prime plus 2%, for a current rate of 11.5%. To date we have repaid all amounts advanced to us under the line of credit with the proceeds from this offering.

     We estimate our general and administrative expenses during the next twelve months to be approximately $15,000, including rent, office, legal, and accounting expenses. We estimate the cost of constructing our kiosks at $20,000 to $25,000 initially, and the cost of constructing additional kiosks to be somewhat lower as the construction process becomes more uniform and design problems have been resolved. Our prototype was completed in February, 2001 and we anticipate that additional kiosks will be completed sequentially based on demand with a total construction time of approximately 45 days. Since less than all offered shares were sold, we will reduce our construction budget as appropriate and may attempt to finance the construction of additional kiosks using a purchase contract or lease with the potential operator as security for a loan.

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

                         Mobile Design Concepts, Inc.



Date:   August 1, 2001        by:        /s/ Steven N. Bednarik
                    Steven N. Bednarik, President and Secretary/Treasurer