Form 10QSB
period 2001-09-30
MOBILE DESIGN CONCEPTS
filed 2001-11-13
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [X]  NO [  ]


The number of $.001 par value common shares outstanding at September 30, 2001:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2001
                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        - Unaudited Condensed Balance Sheets,
            September 30, 2001 and December 31, 2000                2


        - Unaudited Condensed Statements of Operations,
            for the three months ended September 30, 2001 and
            2000, for the nine months ended September 30, 2001
            and for the periods from inception on March 10,
            2000 through September 30, 2000 and 2001                3


        - Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2001 and
            for the periods from inception on March 10,
            2000 through September 30, 2000 and 2001                4


        - Notes to Unaudited Condensed Financial Statements     5 - 8

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   43,389   $      576
  Inventory                                        -        9,978
                                         ___________  ___________
        Total Current Assets                  43,389       10,554
                                         ___________  ___________

PROPERTY AND EQUIPMENT, held for
  lease, net                                  26,242            -
                                         ___________  ___________
                                          $   69,631   $   10,554
                                        ____________ ____________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party        $       45   $       45
  Accounts payable - trade                     6,650          812
  Interest payable                                 -           80
  Line of credit                                   -        5,606
                                         ___________  ___________
        Total Current Liabilities              6,695        6,543
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par
   value, 1,000,000 shares
   authorized, no shares
   issued and outstanding                          -            -
  Common stock, $.001 par
   value, 50,000,000 shares
   authorized, 4,812,800 and
   4,500,000 shares issued
   and outstanding, respectively               4,813        4,500
  Capital in excess of par value              68,770        4,500
  Deficit accumulated during
   the development stage                     (10,647)      (4,989)
                                         ___________  ___________
        Total Stockholders' Equity            62,936        4,011
                                        ____________ ____________
                                              69,631   $   10,554
                                        ____________ ____________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                            From Inception
                               For the Three                  on March 10,
                               Months Ended   For the Nine    2000 Through
                               September 30,  Months Ended    September 30,
                            __________________September 30,__________________
                               2001     2000      2001      2000      2001
                            ________  ________  ________  ________  _________

REVENUE:
  Rental Income             $  1,200  $      -  $  3,000  $      -  $   3,000


OPERATING EXPENSES:
  General and Administrative   4,951     2,038     8,310     2,671     13,182
                            ________  ________  ________  ________  _________
LOSS FROM OPERATIONS          (3,751)   (2,038)   (5,310)   (2,671)   (10,182)

OTHER EXPENSES:
  Interest expense                 -         -       348         -        465
                            ________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES      (3,751)   (2,038)   (5,658)   (2,671)   (10,647)

CURRENT TAX EXPENSE                -         -         -         -          -

DEFERRED TAX EXPENSE               -         -         -         -          -
                            ________  ________  ________  ________  _________

NET LOSS                    $ (3,751) $ (2,038) $ (5,658) $ (2,671) $ (10,647)
                            ________  ________  ________  ________  _________

LOSS PER COMMON SHARE       $   (.00) $   (.00) $   (.00) $   (.00) $    (.00)
                            ________  ________  ________  ________  _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                    From Inception
                                                     on March 10,
                                     For the Nine    2000 Through
                                     Months Ended    September 30,
                                     September 30,____________________
                                          2001      2000       2001
                                       _________  _________  _________
Cash Flows From Operating Activities:
 Net loss                              $  (5,658) $  (2,671) $ (10,647)
  Adjustments to reconcile net loss
    to net cash used
    by operating activities:
    Depreciation Expense                   2,675          -      2,675
    Changes in assets and liabilities:
      Increase in accounts
        payable - related party                -         45         45
      Increase (decrease) in
        accounts payable - trade           5,838      1,250      6,650
      Increase (decrease) in
        interest payable                     (80)         -          -
                                       _________  _________  _________
    Net Cash Provided (Used) by
      Operating Activities                 2,775     (1,376)    (1,277)
                                       _________  _________  _________
Cash Flows From Investing Activities:
 Payments for property and equipment     (18,939)    (2,734)   (28,917)
                                       _________  _________  _________
   Net Cash Provided (Used) by
     Investing Activities                (18,939)    (2,734)   (28,917)
                                       _________  _________  _________
Cash Flows From Financing Activities:

 Proceeds from issuance of
   common stock                           78,200      9,000     87,200
 Payments of stock offering costs        (13,617)         -    (13,617)
 Proceeds from line of credit              5,000        606     10,606
 Payments on line of credit              (10,606)         -    (10,606)
                                       _________  _________  _________

    Net Cash Provided (Used) by
      Financing Activities                58,977      9,606     73,583
                                       _________  _________  _________
Net Increase in Cash                      42,813      5,496     43,389

Cash at Beginning of Period                  576          -          -
                                       _________  _________  _________
Cash at End of Period                  $  43,389  $   5,496  $  43,389
                                       _________  _________  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                            $     348  $       -  $     465
   Income taxes                        $       -  $       -  $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the periods ended September 30, 2001:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization:

                                          September 30,   December 31,
                                              2001           2000
                                           ___________    ___________
    Leased Equipment: modular structure    $    15,740    $         -
    Leased Equipment: beverage equipment        13,177              -

    Less:   accumulated depreciation
      and amortization                          (2,675)             -
                                           ___________    ___________
                                           $    26,242    $         -
                                           ___________    ___________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation and amortization expense for the periods ended September 30, 2001 and 2000, amounted to $2,675 and $0, respectively. The structure is now being leased by the Company
  [See Note 9].

NOTE 3 - LINE OF CREDIT

  The Company entered into a line of credit arrangement with a bank. The line provided for borrowings up to $20,606 with a variable interest rate that was 2% above the bank's prime rate. The initial rate was 11.5% per annum. The line of credit was repaid in April 2001. At September 30, 2001 and December 31, 2000 the outstanding balance on the line of credit was $0 and $5,606.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

  The Company has completed a public offering of 312,800 shares of common stock for cash of $78,200, or $.25 per share. Stock offering costs of $13,617 have been offset against the proceeds and the amount has been reflected in capital in excess of par value.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001 an operating loss carryforwards of approximately $10,600 which may be applied against future taxable income and which expire in various years through 2021.

  The amount of an ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $3,600 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 was approximately $2,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of September 30, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

  Accounts Payable - An officer of the Company has paid $45 of expenses on behalf of the Company. These funds are due upon demand and have no stated interest rate.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                From Inception
                             For the Three      For the Nine     on March 10,
                              Months Ended      Months Ended    1998, Through
                              September 30,     September 30,    September 30,
                          ___________________ ___________________ _________
                             2001     2000      2001      2000      2001
                          _________ _________ _________ _________ _________
    Loss from continuing
    operations available
    to common shareholders
    (numerator)           $ (3,751) $ (2,038) $ (5,658) $ (2,671) $(10,647)
                          _________ _________ _________ _________ _________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the period
    (denominator)         4,812,800 4,500,000 4,628,595 3,948,529 4,363,983
                          _________ _________ _________ _________ _________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted earnings per share.

NOTE 9 - CONTRACTS AND AGREEMENTS

  The Company has a lease agreement for the use of their mobile structure to a third party for use in selling coffee and other beverages. The agreement is for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and reach $1,250 per month during the 3rd year. At September 30, 2001, future minimum rentals for the remaining lease term amounted to $39,700.

NOTE 10 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a single client, the loss of which could have a material impact on the operations of the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     Our company was recently incorporated under the laws of Nevada on March 10, 2000, is a small start up company that only recently commenced active business operations, has not yet generated significant revenues from operation and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. The Company sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001. Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business.

     Our plan of operation is to use our existing capital together with the proceeds from this offering to complete construction of up to three additional kiosks for sale or lease to third parties. In addition, we have established a one-year $20,606 revolving line of credit with our bank that bears interest at the rate of prime plus 2%, for a current rate of 11.5%. To date we have repaid all amounts advanced to us under the line of credit with the proceeds from this offering. We estimate our general and administrative expenses during the next twelve months will be approximately $15,000 including rent, office, legal, and accounting expenses. We estimate the cost of constructing our kiosks at $20,000 to $25,000 initially. The cost of constructing additional kiosks will be somewhat lower as the construction process becomes more uniform and design problems have been resolved. Our prototype was completed in February, 2001 and we anticipate that additional kiosks can be completed as needed based on demand, with a total construction time of approximately 45 days. Since less than all offered shares were sold, we will reduce our construction budget as appropriate and may attempt to finance the construction of additional kiosks using a purchase contract or lease with the potential operator as security for a loan.

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


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act.

     (d) In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Mobile Design Concepts, Inc.



Date:  November 9, 2001  by:   /s/ Steven N. Bednarik
                    Steven N. Bednarik, President and Secretary/Treasurer