Form 10KSB
period 2001-12-31
MOBILE DESIGN CONCEPTS
filed 2002-03-29
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-43126

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                     MOBILE DESIGN CONCEPTS, INC.
            (Name of small business issuer in its charter)

                Nevada                                   87-0650219
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)

         6500 S. 400 W., Suite C, Salt Lake City, Utah 84107
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 266-2420

     ____________________________________________________________
    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.      $4,800

As of March 28, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $78,125 . (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at February 11, 2002: 4,812,800

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Mobile Design Concepts, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 10, 2000. In connection with the organization of the Company, the President and founders of the Company contributed $9,000 cash to initially capitalize the Company in exchange for 4,500,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. In August, 2000, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-43126, which became effective May 14, 2001. The Company sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. However, the Company has not generated any significant revenues from operations and is still considered a development stage company.

     (B)  BUSINESS OF COMPANY.

     The Company is a start-up company that plans to design and manufacture mobile kiosks for use as drive-through beverage units. The kiosks will be simple, prefabricated structures designed to be moved from location to location. The Company completed the design and construction of the initial prototype kiosk in February, 2001. The Company intends to sell or lease the kiosks to third parties who are engaged or plan to engage in the drive-through sale of coffee, espresso, juice, or other beverages.

MOBILE BEVERAGE KIOSKS

  The kiosks have been designed as simple structures approximately 120 square feet in size with the following general characteristics and specifications.

bullet Stucco exterior walls for low maintenance and durability. The stucco will be available in a variety of colors with each operator selecting the color for its kiosk.

bullet Steep pitch, standing seam metal roof available in a variety of colors to coordinate with the color of the stucco exterior. The color coating will be a powder coat with a baked enamel finish carrying a 25-year manufacturer's warranty. Rain gutters will run along the edge of the entire roofline.

bullet Gable awnings with color graphics on each side of the kiosk, with awning lights mounted underneath to illuminate the graphics after sunset.

bullet Interior walls will be insulated and easily washable high-gloss FRP panels from floor to ceiling. The floor will be of a durable industrial composite vinyl with matching baseboards for ease in sweeping and cleaning.

bullet One insulated steel door and one or two sliding drive-through windows with double pane glass. Windows will be located on all sides of the kiosk to maximize natural lighting to the interior and enable customers to watch the preparation of their beverages.

bullet Stainless steel serving shelves for each drive-through window bullet Illuminated billboard menus for each drive-through window allowing customers to select their beverages before arriving at the window and allowing the operator to maximize the flow of traffic.

bullet One wall-mounted air conditioning and heating unit near the door of each kiosk. Each kiosk will contain floor, wall, and ceiling insulation designed to provide a stable interior temperature.

bullet Three-compartment stainless steel sink with faucets and smaller stainless steel hand-washing sink.

bullet One built-in stainless steel zero-clearance forced-air refrigerator, with an option of adding a second refrigerator.

bullet One 25-gallon hot water heater. Supply water will be stored in a 32-gallon fresh water polyethylene tank, and wastewater will be held in a 38-gallon gray water polyethylene tank pending disposal.

bullet Fully automatic water pump and filtration systems, with enclosed insulated water pipes.

bullet 110/220 volt, 200-amp electric service with GFI protected outlets and dedicated circuits for power to the computer and cash register. The units will also be wired for telephone service with two jack outlets and will include wiring for an optional security system.

bullet Interior storage will include lockable under counter storage cabinets and built in modular shelving systems that can be moved and reconfigured for easy cleaning and variable size supply placement. The kiosks will also be supplied with overhead shelving for immediate access to rapidly moving retail products.

bullet We will also offer to provide all beverage equipment such as espresso machines, coffee brewers and grinders, icemakers, blenders, and storage and service containers in accordance with the operator's specifications. We may purchase some of these items of equipment from Meridian Coffee, an affiliate of our president.

CONSTRUCTION OF KIOSKS

  Each kiosk will be built to specification with the operator's input. We will employ a third party contractor to build and deliver to our office the basic wooden structure. Once on the premises, licensed plumbers and electricians will perform the necessary interior plumbing and electrical work under the supervision of our president. We will also hire independent contractors to perform the finish work, and we will install the necessary fixtures and equipment. We believe that having the structure on-site will enable us to oversee work being performed by third parties, provide us with maximum flexibility in implementing any final changes the operator deems necessary, and provide us with a model for demonstration to potential buyers. We believe there are numerous sources of the raw materials and skilled and unskilled labor required to construct the kiosks and that we will not be dependent on any single supplier or group of suppliers.

THE RELATIONSHIP WITH MERIDIAN

  We have a relationship with Meridian Coffee Company, an affiliate of our president, which is a coffee wholesaler providing coffee and beverage products to retail coffee outlets in the Salt Lake City Metropolitan Area. We believe Meridian may introduce us to certain of its customers who may be interested in expanding their businesses by establishing new or additional drive-through coffee outlets. We believe the addition of new locations will benefit Meridian because it will most likely provide coffee and coffee products for the new locations of its existing customers, and it will benefit us because we will generate revenue from the sale or lease of the kiosks. We may also purchase certain fixtures or equipment for use in the kiosks from Meridian.
If we do, the prices we pay Meridian for such items will be no less favorable to us than the lowest prices charged by Meridian for such items to its other customers. We have not entered into any agreement with Meridian with regard to the introduction of customers or sale of equipment.

COMPETITION

  We will be competing with numerous general-purpose carpentry and construction companies who have the capability to construct structures of almost any configuration. However, we are not aware of any direct competitors in the area who construct mobile kiosks specifically for use as drive-through beverage units. There are other companies engaged in the construction of mobile beverage kiosks, such as Mountain Manufacturing in Montana, but we are not aware of any direct competitors in the Utah market. There can be no assurance that an established manufacturing company with superior financial resources and expertise to those of our company will not enter the market and begin competing with us directly.

EMPLOYEES AND CONSULTANTS

  The president is our only employee. We depend on his continued service to implement our business plan. The loss of his services would have a material adverse impact on our business. There is no assurance that we could locate a qualified replacement. We have not entered into an employment agreement with the president. We do not carry "key man" life insurance on his life.

ITEM 2.     PROPERTIES

OFFICES AND FACILITIES

  Our offices are located at 6500 S. 400 W, Suite C, Salt Lake City, Utah 84107. We share 1,000 square feet of space with Meridian Coffee Company, an affiliate of our president. The space consists of approximately 500 square feet of office space and 500 square feet of warehouse and storage space. From the formation of the company until July 31, 2000, we used this space free of charge. Commencing November 1, 2000, we began subletting an undivided share of the office space from Meridian under an oral agreement for a monthly rental of $100 plus our share of expenses incurred for paper, copies, long distance telephone charges and similar items.

ITEM 3.     LEGAL PROCEEDINGS.

  The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (A)  MARKET INFORMATION.

  The Company's public offering closed June 27, 2001, and the Common Stock of the Company was not eligible for trading in the over-the-counter market until after that time. The common stock is quoted under the symbol "MODS", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

  Quarter Ended            High                Low

  December 31, 2001        .35                 .35

  (B)  HOLDERS.

  As of February 11, 2002, there were approximately 41 record holders of the Company's Common Stock.

  (C)  DIVIDENDS.

  The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  The company was recently incorporated under the laws of Nevada on March
10, 2000, is a small start up company that only recently commenced active business operations, has not yet generated significant revenues from operation and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. The Company sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001.

  Management's plan of operation for the next twelve months is to use the existing capital together with the proceeds from the offering to provide initial working capital for the operation of the proposed business and complete construction of up to three additional kiosks for sale or lease to third parties. In addition, we have established a one-year $20,606 revolving line of credit with our bank that bears interest at the rate of prime plus 2%, for a current rate of 11.5%. To date we have repaid all amounts advanced to us under the line of credit with the proceeds from the offering. We estimate general and administrative expenses during the next twelve months will be approximately $15,000 including rent, office, legal, and accounting expenses. We estimate the cost of constructing kiosks at $20,000 to $25,000 initially. The cost of constructing additional kiosks will be somewhat lower as the construction process becomes more uniform and design problems have been resolved. The prototype was completed in February, 2001 and we anticipate that additional kiosks can be completed as needed based on demand, with a total construction time of approximately 45 days. Since less than all offered shares were sold, we will reduce the construction budget as necessary and may attempt to finance the construction of additional kiosks using a purchase contract or lease with the potential operator as security for a loan.

  We plan to generate revenue from the lease and sale of the kiosks to third parties. We plan to initially lease the kiosks for a monthly rental of from $12,000 to $15,000 per year under a lease with a term of three years that may be renewed on an annual basis after the initial three-year term. We believe that an operator at a good location will continue to rent the kiosk for its useful life, which we estimate at ten to fifteen years. We also plan to sell kiosks at prices ranging from $40,000 to $65,000, depending on the design features and equipment included in the particular unit. Our proposed lease rates and sales prices will be subject to adjustment based on demand, changes in our cost structure and competitive conditions prevailing in the industry.

  We anticipate that the proceeds from the sale of the offering together with our current assets and bank line of credit will be sufficient to permit us to implement our business plan and conduct our operations for a period of
at least twelve months.   Since less than all offered shares were sold in this
offering, we will delay construction of additional kiosks, as necessary. We may have to seek additional funds within the next twelve months. We have no assurance of receiving any additional funding.

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

ITEM 7.     FINANCIAL STATEMENTS.

  See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

  As indicated in the following table, Nikk Bednarik (full name Steven N. Bednarik), holds the offices of president, secretary and treasurer and is the only member of the board of directors. The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors. The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

                            Term Served As   Positions
Name of Director     Age    Director/Officer With Company

Nikk Bednarik         32    Since inception  President, Secretary,
                                             Treasurer and Director

  Certain biographical information with respect to Mr. Bednarik is set forth below.

  Nikk Bednarik, has been a director and a vice president of Meridian
Coffee Company since he co-founded the company in 1992.   Meridian Coffee is a
coffee wholesaler that provides an assortment of roasted coffees and coffee beans, tea and other beverage products to retail coffee outlets and other businesses and organizations in the Salt Lake City Metropolitan Area. Mr. Bednarik's full name is Steven N. Bednarik.

  Mr. Bednarik holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

  (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

  None other than the person previously identified.

  (C)  FAMILY RELATIONSHIPS.

  Nikk Bednarik is the sole director and executive officer of the Company. His father, Steven K. Bednarik, is a principal stockholder, but is not an officer or director of the Company.

  (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

  Except as described herein above, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The Issuer is not subject to the provisions of Section 16(a).

ITEM 10.    EXECUTIVE COMPENSATION.

  Historical Compensation. We have not paid any compensation to Mr. Bednarik, the sole officer, director, and employee, since the date of our incorporation in March 2000. We have not granted Mr. Bednarik any stock options, stock awards, or other forms of equity compensation. We do not provide Mr. Bednarik with medical insurance or other similar employee benefits.

  Future Compensation. We will not compensate Mr. Bednarik for his efforts in designing and constructing the prototype mobile beverage kiosk. However, we will compensate him for his efforts in constructing future kiosks as follows: (i) we will pay him for actual work performed by him in connection with the kiosk construction at rates comparable to those we would pay an unrelated third party performing the same services for us; and (ii) we will pay him a commission equal to ten percent (10%) of the sales price of any kiosks we sell and 10% of the effective sales price of any kiosks we lease, with commissions on leased kiosks being paid over the term of the particular lease. We will also reimburse Mr. Bednarik for reasonable costs and expenses incurred by him in connection with the business. We may pay additional compensation to Mr. Bednarik in the future if justified based on the growth of the business and the time Mr. Bednarik is required to devote to the business.

  We have not entered into an employment agreement with Mr. Bednarik.

COMPENSATION OF DIRECTORS  None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock with respect to each director of the Company, each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:


   TITLE OF CLASS     BENEFICIAL OWNER               AMOUNT    PERCENTAGE OF
                                                               OWNERSHIP

PRINCIPAL STOCKHOLDERS


   Common Stock        Steven K. Bednarik
                       215 South State Street,#750   750,000     16.7%
                       Salt Lake City, UT 84111





   Common Stock        Lynn Dixon                  1,250,000     27.8%
                       311 S. State Street
                       Salt Lake City, UT 84111


OFFICERS AND DIRECTORS


  Common Stock         Nikk Bednarik               2,500,000     55.6%



  Common Stock        All Executive Officers
                        and Directors as a
                        Group (1 person)           2,500,000     55.6%


  The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has entered into certain transactions with officers, directors or affiliates of the Company. Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

SALE OF STOCK AT ORGANIZATION

  In April, 2000, in connection with our organization, we sold 4,500,000 shares of common stock to three people, including the president, for $9,000 in cash.

  It is contemplated that the Company may enter into certain transactions with officers, directors or affiliates of the Company which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

SHARED OFFICE SPACE WITH MERIDIAN COFFEE

  Our offices are located in space we share with Meridian Coffee Company, an affiliate of our president. Commencing November 1, 2000, we agreed to sublet an undivided share of the office space from Meridian under an oral agreement for a monthly rental of $100 plus our share of expenses incurred for paper, copies, long distance telephone charges, and similar items.

RELATIONSHIP WITH MERIDIAN

  We have a relationship with Meridian Coffee Company, an affiliate of the president, which is a coffee wholesaler providing coffee and beverage products to retail coffee outlets in the Salt Lake City Metropolitan Area. We may purchase beverage ingredients such as espresso and coffee related equipment for use in the kiosks from Meridian. If we do, the prices we pay Meridian for such items will be no less favorable to us than the lowest prices charged by Meridian for such items to its other customers. We have not entered into any agreement with Meridian with respect to the sale of equipment.

CONFLICTS OF INTEREST

  In addition to the conflicts of interest that are inherent in the foregoing transactions, conflicts of interest may also arise from the fact that the President and director of the Company will not be employed full time and will have other activities and business interests, to which he will also devote time and attention. Inasmuch as the President will not receive any regular salary or wage from the Company, at least initially, these other activities include other employment or business activities. These other activities could give rise to a conflict with respect to certain operations of the Company, particularly with respect to the amount of time management devotes to the Company and to these other activities. A director of the Company owes fiduciary duties to the Company which may conflict with these other interests. The Company has not entered into any non compete, confidentiality or similar agreements with the director. The fiduciary duties that directors owe to a Company include the duty not to withhold from the Company, or appropriate, any corporate opportunity which the Company may be able to exploit, the duty not to use for their personal benefit or the benefit of any other individual or entity any information not generally known which they acquire through their association with the Company, and in short, the duty to deal fairly with the Company. The Company's current director intends to submit to the Company any potential business he becomes aware of which may constitute a corporate opportunity to the Company. The Company's policy is that all transactions between the Company and any affiliates be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

INDEMNIFICATION

  Our articles of incorporation provide that the directors shall have no personal liability to the company or the stockholders for damages for breaches of their fiduciary duties as directors or officers, except for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or the payment of certain unlawful distributions. In addition, Section 78.037 of the Nevada corporation law, Article VIII of the articles of incorporation, and Article VIII of the bylaws provide for indemnification of the directors and officers in a variety of circumstances, which may include liabilities under the Securities Act of 1933, as amended. The Company's Articles and by-laws provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company to the maximum extent and under all circumstances permitted by law. Nevada law permits indemnification if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he or she successfully defends himself or herself. Indemnification is prohibited as to any matter in which the director or officer is adjudged liable to the corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

  Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

  (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

  (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Design Concepts, Inc.



By:     /s/Nikk Bednarik                 Date: March 28, 2002
  Nikk Bednarik, President and Secretary/Treasurer
  Chief Executive Officer and
  Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:     /s/Nikk Bednarik                 Date: March 28, 2002
  Nikk Bednarik, President and Secretary/Treasurer
  Chief Executive Officer and
  Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE

        -    Independent Auditors' Report                     1


        -    Balance Sheet, December 31, 2001                 2


        -    Statement of Operations, for the
              year ended December 31, 2001
              and for the period from inception
              on March 10, 2000 through
              December 31, 2000 and 2001                      3


        -    Statement of Stockholders' Equity,
              from inception on March 10, 2000
              through December 31, 2001                       4


        -    Statement of Cash Flows, for the
              year ended December 31, 2001
              and for the period from inception
              on March 10, 2000 through
              December 31, 2000 and 2001                      5


        -    Notes to Financial Statements                6 - 9

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
MOBILE DESIGN CONCEPTS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Mobile Design Concepts, Inc. [a development stage company] at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from inception on March 10, 2000 through December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Mobile Design Concepts, Inc. [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the period from inception on March 10, 2000 through December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Mobile Design Concepts, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

January 21, 2002
Salt Lake City, Utah

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS


                                                      December 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   43,839
                                                       ___________
        Total Current Assets                               43,839

LEASE PROPERTIES, NET                                      24,750
                                                      ___________
                                                       $   68,589
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable - related party                     $    5,045
  Accounts payable - trade                                  1,710
                                                      ___________
        Total Current Liabilities                           6,755
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                              4,813
  Capital in excess of par value                           68,770
  Deficit accumulated during the
    development stage                                    (11,749)
                                                      ___________
        Total Stockholders' Equity                         61,834
                                                     ____________
                                                       $   68,589
                                                     ____________





 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                          STATEMENT OF OPERATIONS

                                               From Inception on
                                                March 10, 2000
                                    For the         through
                                   Year Ended    December 31,
                                 December 31,  __________________
                                      2001      2000       2001
                                   ________    _______  _________

REVENUE                           $  4,800    $      -  $  4,800

OPERATING EXPENSES:
  General and Administrative        11,212       4,872    16,084
                                   ________    ________  ________
LOSS FROM OPERATIONS                (6,412)     (4,872)  (11,284)

OTHER EXPENSES:
      Interest                         348         117       465
                                   ________    ________  ________
LOSS BEFORE INCOME TAXES            (6,760)     (4,989)  (11,749)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                   ________    ________  ________

NET LOSS                           $(6,760)   $ (4,989) $(11,749)
                                   ________    ________  ________

LOSS PER COMMON SHARE              $ (.00)    $ (.00)   $ (.00)
                                   ________    ________  ________













 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON MARCH 10, 2000

                         THROUGH DECEMBER 31, 2001


                                                                   Deficit
                                                                   Accumulated
                   Preferred Stock     Common Stock    Capital in  During the
                   _______________    ______________   Excess of   Development
                    Shares  Amount    Shares   Amount  Par Value   Stage
                   _______  ______  _________  ______  _________  _________
BALANCE, March 10,
  2000                   -  $    -          -  $    -  $      -   $      -

Issuance of
  4,500,000
  shares common
  stock for cash
  at $.002 per
  share, April 4,
  2000                    -      -  4,500,000   4,500     4,500          -

Net loss for the
  period ended
  December 31,
  2000                    -      -          -       -         -     (4,989)
                   _______  ______  _________  ______  _________  _________
BALANCE,
  December 31,
  2000                    -      -  4,500,000   4,500     4,500     (4,989)

Issuance of
  312,800 shares
  of common stock
  for cash of
  $78,200 or $.25
  per share, net
  of offering costs
  of $13,617,
  June 2001               -      -    312,800     313    64,270          -

Net loss for the
  period ended
  December 31,
  2001                    -      -          -       -         -     (6,760)
                   _______  ______  _________  ______  _________  _________
BALANCE,
  December 31,
  2001                   -  $    -  4,812,800  $4,813   $68,770   $(11,749)
                   _______  ______  _________  ______  _________  _________













 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                          STATEMENT OF CASH FLOWS

                                                    From Inception on
                                                     March 10, 2000
                                        For the          through
                                       Year Ended      December 31,
                                       December 31, __________________
                                           2001      2000       2001
                                        _________   _______  _________
Cash Flows From Operating Activities:
 Net loss                               $ (6,760)  $(4,989)  $(11,749)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                           4,167         -      4,167
    Changes in assets and liabilities:
      Increase in accounts
        payable - related party            5,000        45      5,045
      Increase in accounts
        payable - trade                      898       812      1,710
      Increase (decrease) in
        interest payable                     (80)       80          -
                                        _________   _______  _________
    Net Cash Provided (Used) by
       Operating Activities                3,225    (4,052)      (827)
                                        _________   _______  _________
Cash Flows From Investing Activities:
    Purchase of lease equipment          (18,939)   (9,978)   (28,917)
                                        _________   _______  _________
   Net Cash Provided by
      Investing Activities               (18,939)   (9,978)   (28,917)
                                        _________   _______  _________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock   78,200     9,000     87,200
 Stock offering costs                    (13,617)        -    (13,617)
 Proceeds from line of credit              5,000     5,606     10,606
 Payments on line of credit              (10,606)        -    (10,606)
                                        _________   _______  _________
    Net Cash Provided by
       Financing Activities               58,977    14,606     73,583
                                        _________   _______  _________
Net Increase in Cash                      43,263       576     43,839

Cash at Beginning of Period                  576         -          -
                                        _________   _______  _________
Cash at End of Period                   $ 43,839  $    576   $ 43,839
                                        _________   _______  _________



Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $    428    $    37    $   465
   Income taxes                         $      -    $     -    $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 2001:
     None

  For the period ended December 31, 2000:
     None



 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Mobile Design Concepts, Inc. (the Company) was organized under the laws of the State of Nevada on March 10, 2000. The Company plans to design, manufacture, and lease mobile kiosks and other structures. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company's fiscal year-end is December 31.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 10]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is valued at the lower of cost or market value. Inventory at December 31, 2000 consists of one modular building that was in the process of being built.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which ranges from three to ten years.

  Revenue Recognition - The Company recognizes revenue based on the terms of lease agreements with third parties.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2001  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2001 financial statements.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - LEASE AGREEMENT

  The Company has entered into a lease agreement for the use of their mobile structure and equipment to a third party for use in selling coffee and other beverages. The agreement was for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and were to accelerate and reach $1,250 per month during the 3rd year. However, subsequent to December 31, 2001 the lease agreement was terminated [See
  Note 12]. The Company is currently seeking another lessee for the structure and equipment or a buyer to purchase the structure and equipment.

NOTE 3 - INVENTORY

  At December 31, 2000, inventory consisted of one modular building that was under construction. The modular building was recorded at its accumulated cost of $9,978. During the year ended December 31, 2001, the Company completed construction and converted the inventory into lease properties.

NOTE 4 - LEASE PROPERTIES

  The following is a summary of property and equipment - at cost, less accumulated depreciation:

                                         December 31,   December 31,
                                             2001           2000
                                         ___________    ___________
    Leased equipment: modular structure   $ 15,740      $       -
    Leased equipment: beverage equipment    13,177              -

    Less:   accumulated depreciation        (4,167)             -
                                         ___________    ___________
                                          $ 24,750      $       -
                                         ___________    ___________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the years ended December 31, 2001 and 2000, amounted to $4,167 and $0, respectively.

NOTE 5 - LINE OF CREDIT

  In August 2000, an officer of the Company entered into a line of credit arrangement with a bank using a personal vehicle as collateral. The line provided for borrowings up to $20,606 with a variable interest rate that was 2% above the bank's prime rate. The initial rate was 11.5% per annum. The line of credit matured on August 1, 2001. At December 31, 2000 the outstanding balance on the line of credit was $5,606. During the year ended December 31, 2001, the Company paid off the line of credit in full and closed the account and had the collateral released from the bank.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. At December 31, 2001, the Company had 4,812,800 shares issued and outstanding.

  The Company has completed a public offering of 312,800 shares of common stock for cash of $78,200, or $.25 per share. Stock offering costs of $13,617 have been offset against the proceeds in capital in excess of par value.

  During April 2000, in connection with its organization, the Company issued 4,500,000 shares of its previously authorized, but unissued common stock for cash. The shares were issued for $9,000, or $.002 per share.

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB   109   requires  the  Company  to  provide  a   net   deferred   tax
  asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2001 an operating loss carryforwards of approximately $11,000 which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $3,700 and $1,600 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance at December 31, 2001 and 2000 of the same amount. The change in the valuation allowance for the period ended December 31, 2001 and 2000 was approximately $2,100 and $1,600, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2001 and 2000, the Company did not pay any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company. The cost value of this service is considered nominal and, therefore, has not been recorded as an expense by the Company.

  Accounts Payable - Officers and shareholders of the Company have paid expenses on behalf of the Company totaling $5,045. These funds are due upon demand and have no stated interest rate.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                               From Inception on
                                                March 10, 2000
                                     For the        through
                                   Year Ended    December 31,
                                  December 31, ____________________
                                      2001       2000       2001
                                   __________  ________  __________
    (Loss) from continuing
      operations available
      to common shareholders
      (numerator)                    $(6,760)  $(4,989)   $(11,749)
                                     ________  ________  __________
    Weighted average number
      of common shares
      outstanding used
      in loss per share
      for the period
     (denominator)                 4,675,025  4,500,000   4,426,451
                                   _________  _________   _________

  Fully diluted earnings per share was not presented at December 31, 2001 and 2000 as the Company has no common stock equivalents that would affect the computation of diluted earnings per share.

NOTE 11 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a single client, the loss of which could have a material impact on the operations of the Company.

NOTE 12 - SUBSEQUENT EVENTS

  Subsequent to December 21, 2001 the lease agreement covering the Company's modular structure and related equipment was terminated. The Company is currently seeking a new lessee for the structure and equipment or for a buyer to purchase the structure and equipment.