Form 10QSB
period 2002-03-31
MOBILE DESIGN CONCEPTS
filed 2002-05-16
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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


(Former name, former address and former fiscal year, if changed since last report)

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


The number of $.001 par value common shares outstanding at March 31, 2002:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2002

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -   Unaudited Condensed Balance Sheet,
            March 31, 2002                                        2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2002 and
            2001 and for the period from inception on
            March 10, 2000 through March 31, 2002                 3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2002 and
            2001 and for the period from inception on
            March 10, 2000 through March 31, 2002                 4


        -  Notes to Unaudited Condensed Financial Statements    5 - 8

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2002
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   41,464
                                                      ___________
        Total Current Assets                               41,464
                                                      ___________

LEASE PROPERTIES, net                                      23,382
                                                      ___________
                                                       $   64,846
                                                     ____________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party                     $    5,045
  Accounts payable - trade                                  1,750
                                                      ___________
        Total Current Liabilities                           6,795
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                              4,813
  Capital in excess of par value                           68,770
  Deficit accumulated during the
    development stage                                    (15,532)
                                                      ___________
        Total Stockholders' Equity                         58,051
                                                     ____________
                                                       $   64,846
                                                     ____________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                       For the Three    From Inception
                                        Months Ended     on March 10,
                                         March 31,          2000
                                                          Through
                                     ___________________  March 31,
                                        2002       2001    2002
                                     ________   ________  ________

REVENUE                               $     -   $     -   $ 4,800

EXPENSES:
  General and Administrative            3,783       210    19,867
                                     ________   ________  ________
LOSS FROM OPERATIONS                   (3,783)     (210)  (15,067)

OTHER EXPENSES:
  Interest expense                          -       156       465
                                     ________   ________  ________
LOSS BEFORE INCOME TAXES               (3,783)     (366)  (15,532)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                     ________   ________  ________

NET LOSS                              $(3,783)   $ (366) $(15,532)
                                     ________   ________  ________

LOSS PER COMMON SHARE                 $ (.00)    $ (.00)  $ (.00)
                                     ________   ________  ________

















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                      NET INCREASE (DECREASE) IN CASH

                                             For the Three   From Inception
                                              Months Ended     on March 10,
                                                March 31,      2000 Through
                                          ____________________  March 31,
                                             2002       2001      2002
                                          _________   ________   ________
Cash Flows Provided by Operating Activities:
 Net loss                                  $ (3,783)  $   (366) $(15,532)
 Adjustments to reconcile net loss to
   Net cash used by operating activities:
  Depreciation                                1,368          -     5,535
  Changes is assets and liabilities:
    Increase in accounts
      payable - related party                     -          -     5,045
    Increase in accounts payable                 40       (812)    1,750
    Increase in Interest payable                  -        (80)        -
                                          _________   ________   ________
   Net Cash Provided (Used) by
   Operating Activities                      (2,375)    (1,258)   (3,202)
                                          _________   ________   ________
Cash Flows Provided by
 Investing Activities:
  Purchase of lease properties                    -     (3,694)  (28,917)
                                          _________   ________   ________
   Net Cash Provided by
    Investing Activities                          -     (3,694)  (28,917)
                                          _________   ________   ________
Cash Flows Provided by
 Financing Activities:

  Proceeds from issuance of common stock          -          -    87,200
  Proceeds from line of credit                    -      5,000    10,606
  Payments for stock offering costs               -          -   (13,617)
  Payments on line of credit                      -          -   (10,606)
                                          _________   ________   ________
   Net Cash Provided by
    Financing Activities                          -      5,000    73,583
                                          _________   ________   ________
Net Increase in Cash                         (2,375)        48    41,464

Cash at Beginning of Period                  43,839        576         -
                                          _________   ________   ________
Cash at End of Period                     $  41,464    $   624   $41,464
                                          _________   ________   ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                               $     -      $  156     $ 273
   Income taxes                           $     -      $    -     $   -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the period ended March 31, 2002:
     None

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 9]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LEASE AGREEMENT

  The Company had entered into a lease agreement for the use of their mobile structure and equipment to a third party for use in selling coffee and other beverages. The agreement was for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and were to accelerate and reach $1,250 per month during the 3rd year. However, during the three months ended March 31, 2002 the lease agreement was terminated. The Company is currently seeking another lessee for the structure and equipment or a buyer to purchase the structure and equipment.

NOTE 3 - LEASE PROPERTIES

  The following is a summary of property and equipment - at cost, less accumulated depreciation:

                                                    March 31,
                                                       2002
                                                   __________
    Leased equipment: modular structure            $  15,740
    Leased equipment: beverage equipment              13,177

    Less:   accumulated depreciation                  (5,535)
                                                   __________
                                                   $  23,382
                                                   __________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the three months ended March 31, 2002 and 2001, amounted to $1,368 and $0, respectively.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT

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

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. At March 31, 2002, the Company had 4,812,800 shares issued and outstanding.

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB   109   requires  the  Company  to  provide  a   net   deferred   tax
  asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2002 an operating loss carryforwards of approximately $15,500 which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $3,100 and $800 as of March 31, 2002 and 2001, respectively, with an offsetting valuation allowance at March 31, 2002 and 2001 of the same amount. The change in the valuation allowance for the period ended March 31, 2002 and 2001 was approximately $1,000 and $200, respectively.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the three months ended March 31, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                         For the Three      From Inception
                                          Months Ended       on March 10,
                                           March 31,         2000 Through
                                      _____________________   March 31,
                                         2002       2001        2002
                                      _________   _________   ________
    Loss from continuing operations
     available to common shareholders
     (numerator)                      $(3,783)    $  (366)    $(15,532)
                                      _________   _________   _________
    Weighted average number of
     common shares outstanding
     used in loss per share for
     the period (denominator)         4,812,800   4,500,000   4,472,751
                                      _________   _________   _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                         Mobile Design Concepts, Inc.



Date:  May 14, 2002      by:        /s/ Steven N. Bednarik
                         Steven N. Bednarik, President and Secretary/Treasurer