Form 10QSB
period 2002-06-30
MOBILE DESIGN CONCEPTS
filed 2002-08-20
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

The number of $.001 par value common shares outstanding at June 30, 2002:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheets,
            June 30, 2002 and December 31, 2001                     2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2002
            and 2001 and for the period from inception on
            March 10, 2000 through June 30, 2002                    3


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2002 and 2001
            and for the period from inception on March 10,
            2000 through June 30, 2002                              4


        -  Notes to Unaudited Condensed Financial Statements      5 - 8

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   40,069   $   43,839
                                         ___________  ___________
        Total Current Assets                  40,069       43,839
                                         ___________  ___________

LEASE PROPERTIES, net                         21,895       24,750
                                         ___________  ___________
                                          $   61,964   $   68,589
                                        ____________ ____________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    2,480   $    1,710
  Accounts payable - related party             5,045        5,045
                                         ___________  ___________
        Total Current Liabilities              7,525        6,755
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                 4,813        4,813
  Capital in excess of par value              68,770       68,770
  Deficit accumulated during the
   development stage                         (19,144)     (11,749)
                                         ___________  ___________
        Total Stockholders' Equity            54,439       61,834
                                        ____________ ____________
                                              61,964   $   68,589
                                        ____________ ____________




NOTE:   The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                             For the Three        For the Six   From Inception
                              Months Ended        Months Ended   on March 10,
                                June 30,            June 30,     2000 Through
                           __________________  __________________  June 30,
                             2002      2001      2002      2001      2002
                           ________  ________  ________  ________  ________

REVENUE                    $      -  $  1,800  $      -  $  1,800  $  4,800

EXPENSES:
  General and
    administrative            3,612     3,149     7,395     3,359    23,479
                           ________  ________  ________  ________  ________
LOSS FROM OPERATIONS         (3,612)   (1,349)   (7,395)   (1,559)  (18,679)

OTHER EXPENSES:
  Interest expense                -       192         -       348       465
                           ________  ________  ________  ________  ________
LOSS BEFORE INCOME TAXES     (3,612)   (1,541)   (7,395)   (1,907)  (19,144)

CURRENT TAX EXPENSE               -         -         -         -         -

DEFERRED TAX EXPENSE              -         -         -         -         -
                           ________  ________  ________  ________  ________

NET LOSS                  $  (3,612) $ (1,541) $ (7,395) $ (1,907) $(19,144)
                           ________  ________  ________  ________  ________

LOSS PER COMMON SHARE     $    (.00) $   (.00) $   (.00) $   (.00) $   (.00)
                           ________  ________  ________  ________  ________


















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                  For the Six   From Inception
                                                  Months Ended   on March 10,
                                                    June 30,     2000 Through
                                               __________________  June 30,
                                                 2002      2001      2002
                                               ________  ________  ________
Cash Flows From Operating Activities:
 Net loss                                      $ (7,395) $ (1,907) $(19,144)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation expense                          2,855     1,184     7,022
    Changes in assets and liabilities:
      Increase in accounts payable                  770     1,033     2,480
      Increase in accounts payable - related
        party                                         -        -      5,045
      (Decrease) in interest payable                  -      (80)         -
                                               ________  ________  ________
    Net Cash Provided (Used) by Operating
      Activities                                 (3,770)      230    (4,597)
                                               ________  ________  ________

Cash Flows From Investing Activities:
 Payments for property and equipment                  -   (15,247)  (28,917)
                                               ________  ________  ________
   Net Cash (Used) by Investing Activities            -   (15,247)  (28,917)
                                               ________  ________  ________

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock               -    78,200    87,200
 Payments for stock offering costs                    -         -   (13,617)
 Proceeds from line of credit                         -     5,000    10,606
 Payments on line of credit                           -  (10,606)   (10,606)
                                               ________  ________  ________
    Net Cash Provided by Financing Activities         -    72,594    73,583
                                               ________  ________  ________
Net Increase (Decrease) in Cash                  (3,770)   57,577    40,069

Cash at Beginning of Period                      43,839       576         -
                                               ________  ________  ________
Cash at End of Period                          $ 40,069  $ 58,153  $ 40,069
                                               ________  ________  ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $      -  $    348  $    465
   Income taxes                                $      -  $      -  $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2002:
     None
  For the six months ended June 30, 2001:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Mobile Design Concepts, Inc. ("the Company") was organized under the laws of the State of Nevada on March 10, 2000. The Company plans to design, manufacture, and lease mobile kiosks and other structures. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which ranges from three to ten years.

  Revenue Recognition - The Company recognizes revenue based on the terms of lease agreements with third parties.

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - LEASE AGREEMENT

  The Company had entered into a lease agreement for the use of their mobile structure and equipment to a third party for use in selling coffee and other beverages. The agreement was for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and were to accelerate and reach $1,250 per month during the 3rd year. However, during the first three months of 2002, the lease agreement was terminated. The Company is currently seeking another lessee for the structure and equipment or a buyer to purchase the structure and equipment.

NOTE 3 - LEASE PROPERTIES

  The following is a summary of lease properties at:

                                                March 31,     December 31,
                                                  2002           2001
                                               ___________    ___________
    Lease equipment: modular structure         $    15,740    $    15,740
    Lease equipment: beverage equipment             13,177         13,177

    Less:   accumulated depreciation                (7,022)        (4,167)
                                               ___________    ___________
                                               $    21,895    $    24,750
                                               ___________    ___________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $2,855 and $1,184, respectively.

NOTE 4 - LINE OF CREDIT

  In August 2000, an officer of the Company entered into a line of credit arrangement with a bank using a personal vehicle as collateral. The line provided for borrowings up to $20,606 with a variable interest rate that was 2% above the bank's prime rate. The initial rate was 11.5% per annum. During 2001, the Company paid off the line of credit and closed the account.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. At June 30, 2002, the Company had 4,812,800 shares issued and outstanding.

  In June 2001, the Company completed a public offering of 312,800 shares of common stock for cash of $78,200, or $.25 per share. Stock offering costs of $13,617 have been offset against the proceeds in capital in excess of par value.

  During April 2000, in connection with its organization, the Company issued 4,500,000 shares of its previously authorized, but unissued common stock for cash. The shares were issued for $9,000, or $.002 per share.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002 an operating loss carryforwards of approximately $19,100 which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $2,900 and $3,700 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2002 is a reduction of approximately $800.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Accounts Payable - Officers and shareholders of the Company have paid expenses on behalf of the Company totaling $5,045. These funds are due upon demand and have no stated interest rate.

  Management Compensation - For the six months ended June 30, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company. The cost value of this service is considered nominal and, therefore, has not been recorded as an expense by the Company.

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                             For the Three        For the Six   From Inception
                              Months Ended        Months Ended   on March 10,
                                June 30,            June 30,     2000 Through
                           __________________  __________________  June 30,
                             2002      2001      2002      2001      2002
                           ________  ________  ________  ________  ________
    Loss from continuing
    operations available to
    common shareholders
    (numerator)            $ (3,612) $ (1,541) $ (7,395) $ (1,907) $(19,144)
                           ________  ________  ________  ________  ________
    Weighted average
    number of common shares
    outstanding used in
    loss per share for the
    period (denominator)  4,812,800 4,569,547 4,812,800 4,534,966 4,509,502
                           ________  ________  ________  ________  ________

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

     The Company had entered into a lease agreement for the use of their mobile structure and equipment to a third party for use in selling coffee and other beverages. The agreement was for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and were to accelerate and reach $1,250 per month during the 3rd year. However, during the first three months of 2002, the lease agreement was terminated. The Company is currently seeking another lessee for the structure and equipment or a buyer to purchase the structure and equipment.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                    Mobile Design Concepts, Inc.



Date:  August 19, 2002   by:  /s/ Steven N. Bednarik
                         Steven N. Bednarik, President & Secretary/ Treasurer




Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  August 19, 2002   by:  /s/ Steven N. Bednarik
                         Steven N. Bednarik, President & Secretary/ Treasurer