Form 10QSB
period 2002-09-30
MOBILE DESIGN CONCEPTS
filed 2002-11-12
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002

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


The number of $.001 par value common shares outstanding at September 30, 2002:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheets,
            September 30, 2002 and December 31, 2001               2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2002 and 2001 and for the
            period from inception on March 10, 2000
            through September 30, 2002                             3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002
            and 2001 and for the period from inception on
            March 10, 2000 through September 30, 2002              4


        -  Notes to Unaudited Condensed Financial Statements     5 - 8

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   37,084   $   43,839
                                         ___________  ___________
        Total Current Assets                  37,084       43,839
                                         ___________  ___________

LEASE PROPERTIES, net                         20,391       24,750
                                         ___________  ___________
                                          $   57,475   $   68,589
                                        ____________ ____________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    1,030   $    1,710
  Accounts payable - related party             5,045        5,045
                                         ___________  ___________
        Total Current Liabilities              6,075        6,755
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                 4,813        4,813
  Capital in excess of par value              68,770       68,770
  Deficit accumulated during the
   development stage                        (22,183)     (11,749)
                                         ___________  ___________
        Total Stockholders' Equity            51,400       61,834
                                         ___________  ___________
                                              57,475   $   68,589
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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       From
                             For the Three       For the Nine       Inception
                             Months Ended        Months Ended      on March 10,
                             September 30,       September 30,     2000 Through
                          __________________   ___________________   September
                             2002     2001       2002       2001      30, 2002
                          ________  ________   _________  ________   _________

REVENUE                   $     -   $ 1,200    $      -   $ 3,000    $  4,800

EXPENSES:
  General and
   administrative           3,039     4,951      10,434     8,310      26,518
                          ________  ________   _________  ________   _________
LOSS FROM OPERATIONS       (3,039)   (3,751)    (10,434)   (5,310)    (21,718)

OTHER EXPENSES:
  Interest expense              -         -           -       348         465
                          ________  ________   _________  ________   _________
LOSS BEFORE INCOME TAXES   (3,039)   (3,751)    (10,434)   (5,658)    (22,183)

CURRENT TAX EXPENSE             -         -           -         -           -

DEFERRED TAX EXPENSE            -         -           -         -           -
                          ________  ________   _________  ________   _________

NET LOSS                  $(3,039)  $(3,751)   $(10,434)  $(5,658)   $(22,183)
                          ________  ________   _________  ________   _________

LOSS PER COMMON SHARE     $  (.00)  $  (.00)   $   (.00)  $  (.00)   $   (.00)
                          ________  ________   _________  ________   _________


















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine      From Inception
                                           Months Ended       on March 10,
                                           September 30,     2000 Through
                                        ___________________  September 30,
                                          2002       2001         2002
                                        ________   ________     ________
Cash Flows From Operating Activities:
 Net loss                               $(10,434)  $ (5,658)    $(22,183)
  Adjustments to reconcile net
   loss to net cash used
   by operating activities:
    Depreciation expense                   4,359      2,675        8,526
    Changes in assets and liabilities:
      Increase (decrease) in
       accounts payable                     (680)     5,838        1,030
      Increase in accounts
       payable - related party                 -          -        5,045
      (Decrease) in interest payable           -        (80)           -
                                        ________   ________     ________
    Net Cash Provided (Used) by
     Operating Activities                 (6,755)     2,775       (7,582)
                                        ________   ________     ________

Cash Flows From Investing Activities:
 Payments for property and equipment           -    (18,939)     (28,917)
                                        ________   ________     ________
   Net Cash (Used) by
    Investing Activities                       -    (18,939)     (28,917)
                                        ________   ________     ________

Cash Flows From Financing Activities:
 Proceeds from issuance of
  common stock                                 -     78,200       87,200
 Payments for stock offering costs             -    (13,617)     (13,617)
 Proceeds from line of credit                  -      5,000       10,606
 Payments on line of credit                    -    (10,606)     (10,606)
                                        ________   ________     ________
    Net Cash Provided by
     Financing Activities                      -     58,977       73,583
                                        ________   ________     ________
Net Increase (Decrease) in Cash           (6,755)    42,813       37,084

Cash at Beginning of Period               43,839        576            -
                                        ________   ________     ________
Cash at End of Period                   $ 37,084   $ 43,389     $ 37,084
                                        ________   ________     ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $      -   $    348     $    465
   Income taxes                         $      -   $      -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2002:
     None
  For the nine months ended September 30, 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - LEASE PROPERTIES

  The following is a summary of lease properties at:

                                          September 30,   December 31,
                                             2002            2001
                                           __________     _________
    Lease equipment: modular structure      $ 15,740      $ 15,740
    Lease equipment: beverage equipment       13,177        13,177

    Less:   accumulated depreciation          (8,526)       (4,167)
                                           __________     _________
                                            $ 20,391      $ 24,750
                                           __________     _________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $4,359 and $2,675, respectively.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2002 an operating loss carryforwards of approximately $22,200 which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $3,300 and $3,700 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2002 is a reduction of approximately $400.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Accounts Payable - Officers and shareholders of the Company have paid expenses on behalf of the Company totaling $5,045. These funds are due upon demand and have no stated interest rate.

  Management Compensation - For the nine months ended September 30, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                        From
                                                                     Inception
                           For the Three         For the Nine         on March
                           Months Ended          Months Ended         10, 2000
                         September 30,         September 30,           Through
                        ____________________  ____________________    September
                            2002      2001       2002       2001       30, 2002
                        _________  _________  _________  _________    _________
  Loss from continuing
  operations available
  to common shareholders
  (numerator)           $ (3,039)  $ (3,751)  $(10,434)  $ (5,658)    $(22,183)
                        _________  _________  _________  _________    _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the period
  (denominator)         4,812,800  4,812,800  4,812,800  4,628,595    4,539,377
                        _________  _________  _________  _________    _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     The company was incorporated under the laws of Nevada on March 10, 2000, is a small start up company that only recently commenced active business operations, has not yet generated significant revenues from operation and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. The Company sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001.

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

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                         Mobile Design Concepts, Inc.



Date: November 8, 2002   by:   /s/ Steven N. Bednarik
                    Steven N. Bednarik, President and Secretary/Treasurer



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



Date: November 8, 2002  by:   /s/ Steven N. Bednarik
                    Steven N. Bednarik, President and Secretary/Treasurer

                           CERTIFICATIONS*
I, Steven N. Bednarik, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Mobile Design Concepts, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 8, 2002   by:  /s/ Steven N. Bednarik
                         Steven N. Bednarik, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.