Form 10KSB
period 2002-12-31
MOBILE DESIGN CONCEPTS
filed 2003-03-24
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-43126

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

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 266-2420

         6500 S. 400 W., Suite C, Salt Lake City, Utah 84107
    (Former name or former address, if changed since last report.)

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

The Issuer's revenues for its most recent fiscal year.    $      0.00

As of December 31, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $78,125 . (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2002: 4,812,800

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

     (B)  BUSINESS OF COMPANY.

     The Company is a start-up company that was initially formed to design and manufacture mobile kiosks for use as drive-through beverage units. The kiosks are simple, prefabricated structures designed to be moved from location to location. The Company completed the design and construction of the initial prototype kiosk in February, 2001. Management's intent was to sell or lease the kiosks to third parties who are engaged or plan to engage in the drive-through sale of coffee, espresso, juice, or other beverages.

     This business was not successful and operations were discontinued as of December 31, 2002. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

ITEM 2.   PROPERTIES

     The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the President as the business address. There is no assurance regarding the length of time the present arrangement may continue.

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

     Quarter Ended                 High                Low
     December 31, 2001             .35                 .35

     March 31, 2002                (No quotations)
     June 30, 2002                 $.40                $.02
     September 30, 2002            $.25                $.02
     December 31, 2002             $.25                $.02

     (B)  HOLDERS.

     As of March 19, 2003, there were approximately 42 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The company was incorporated under the laws of Nevada on March 10, 2000, is a small start up company that has not yet generated significant revenues from operations and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. The Company sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001. The Company then began to use the offering proceeds to continue to provide general working capital for its proposed business operations to design and manufacture mobile kiosks for use as drive-through beverage units. Since management's determination is that this business was not successful, operations were discontinued as of December 31, 2002.

     Management's plan of operation for the next twelve months is to continue using the capital remaining from the offering to provide general working capital during the next twelve months to continue in existence while management seeks other business opportunities. The Company has limited operating capital and no income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

      Since the business was unsuccessful, investors have lost the money invested and management will not attempt to pursue further efforts with respect to this business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what
direction the Company will pursue, if any.   However, the Company presently
has no commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                               PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table shows the current and former sole officer and director, their ages, and all offices and positions with the Company. A director is elected for a period of one year and serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the board of directors.

                         Term Served As    Positions
Name of Director  Age    Director/Officer  With Company
Lynn Dixon         55    March 10, 2003    President, Secretary,
Nikk Bednarik      33    Since inception   Treasurer and
                                           Director

     Mr. Bednarik resigned March 10, 2003 and appointed Lynn Dixon to replace him as the sole officer and director. Certain biographical information with respect to them is set forth below.

     LYNN DIXON. Mr. Dixon graduated with a B.S. Degree in business from Utah State University in 1969. From 1969 through 1972, he was employed at Thiokol Chemical Corporation as a cost accountant. From 1972 through 1979, he was employed as a stock broker with Olsen and Company, a stock brokerage firm in Salt Lake City, Utah. From 1979 to the present, Mr.

Dixon has devoted his
full time to managing his own investments in securities and real estate, including commercial, residential and agricultural real estate investments in undeveloped ground as well as income producing properties, mutual funds and other securities investments, both debt and equity, in companies listed on exchanges such as AMEX or traded over-the-counter and listed on NASDAQ and the OTCBB. Mr. Dixon served as President of Winthrop Industries during the past five years until November 1999, when it went through a change in control. Winthrop Industries was also engaged at that time in the business of wine investing. Mr. Dixon will devote less than 10% of his time to Power Marketing.

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

     Mr. Dixon also serves as President and Director of Power Marketing, Inc., another company subject to the reporting requirements of the Securities Exchange Act of 1934. Mr. Dixon holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934. Mr. Bednarik holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

ITEM 10.  EXECUTIVE COMPENSATION.

     We have not paid any compensation to Mr. Bednarik, formerly the sole officer, director, and employee, since the date of our incorporation in March 2000. We have not granted Mr. Bednarik any stock options, stock awards, or other forms of equity compensation. We do not provide Mr. Bednarik with medical insurance or other similar employee benefits.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock with respect to each director of the Company, each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:


                                                       PERCENTAGE OF
  TITLE OF CLASS       BENEFICIAL OWNER      AMOUNT    OWNERSHIP


PRINCIPAL STOCKHOLDERS

   Common Stock      Steven K. Bednarik         750,000     16.7%
                     215 South State Street,
                     #750
                     Salt Lake City, UT 84111

OFFICERS AND DIRECTORS

   Common Stock      Lynn Dixon               1,250,000     27.8%
                     311 S. State Street
                     Salt Lake City, UT 84111



  Common Stock       Nikk Bednarik            2,500,000     55.6%



  Common Stock     All current and former
                   Executive Officers and
                   Directors as a
                   Group (2 persons)

                                              3,250,000     83.4%

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

     The Company entered into certain transactions with officers, directors or affiliates of the Company which may involve conflicts of interest in that they were not arms' length transactions. These transactions include the following:

SHARED OFFICE SPACE WITH MERIDIAN COFFEE
     Our offices were located in space we shared with Meridian Coffee
Company, an affiliate of our former president. Commencing November 1, 2000, we agreed to sublet an undivided share of the office space from Meridian under an oral agreement for a monthly rental of $100 plus our share of expenses incurred for paper, copies, long distance telephone charges, and similar items.

RELATIONSHIP WITH MERIDIAN
     We had a relationship with Meridian Coffee Company, an affiliate of the former president, which is a coffee wholesaler providing coffee and beverage products to retail coffee outlets in the Salt Lake City Metropolitan Area. We purchased beverage ingredients such as espresso and coffee related equipment for use in the kiosks from Meridian. The prices we paid Meridian for such items were no less favorable to us than the lowest prices charged by Meridian for such items to its other customers. We have not entered into any agreement with Meridian with respect to the sale of equipment.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2002                 2


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on March 10, 2000
            through December 31, 2002                       3


        -  Statement of Stockholders' Equity, from
            inception on March 10, 2000 through
            December 31, 2002                               4


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on March 10, 2000
            through December 31, 2002                       5


        -  Notes to Financial Statements                 6 - 11

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
MOBILE DESIGN CONCEPTS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Mobile Design Concepts, Inc. [a development stage company] at December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on March 10, 2000 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Mobile Design Concepts, Inc. [a development stage company] as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for period from inception on March 10, 2000 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Mobile Design Concepts, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 25, 2003
Salt Lake City, Utah

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS


                                                                  December 31,
                                                                      2002
                                                                  ____________
CURRENT ASSETS:
  Cash                                                            $     36,584
                                                                  ____________
        Total Current Assets                                            36,584

ASSETS OF DISCONTINUED OPERATIONS                                        5,575
                                                                  ____________
                                                                  $     42,159
                                                                  ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                $      1,730
  Accounts payable - related party                                       5,045
                                                                  ____________
        Total Current Liabilities                                        6,775
                                                                  ____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                                          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                                           4,813
  Capital in excess of par value                                        68,770
  Deficit accumulated during the
   development stage                                                   (38,199)
                                                                  ____________
        Total Stockholders' Equity                                      35,384
                                                                  ____________
                                                                  $     42,159
                                                                  ____________






 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                          STATEMENT OF OPERATIONS


                                                 For the         From Inception
                                                Year Ended        on March 10,
                                               December 31,       2000 through
                                          ______________________  December 31,
                                             2002        2001         2002
                                          __________  __________  ____________
REVENUE                                   $        -  $        -  $          -

EXPENSES:
  General and administrative                       -           -             -
                                          __________  __________  ____________
      Total Expenses                               -           -             -
                                          __________  __________  ____________

LOSS BEFORE INCOME TAXES                           -           -             -

CURRENT TAX EXPENSE                                -           -             -

DEFERRED TAX EXPENSE                               -           -             -
                                          __________  __________  ____________

LOSS FROM CONTINUING OPERATIONS                    -           -             -
                                          __________  __________  ____________

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
   mobile kiosk business (net of $0 in
   income taxes)                             (26,450)     (6,760)      (38,199)
  Gain (loss) on disposal of discontinued
   operations (net of $0 in income taxes)          -           -             -
                                          __________  __________  ____________

LOSS FROM DISCONTINUED OPERATIONS            (26,450)     (6,760)      (38,199)
                                          __________  __________  ____________

NET LOSS                                  $  (26,450) $   (6,760) $    (38,199)
                                          __________  __________  ____________

LOSS PER COMMON SHARE:
  Continuing operations                   $        -  $        -  $          -
  Operations of discontinued mobile kiosk
   business                                     (.01)       (.00)         (.01)
  Gain (loss) on disposal of discontinued
   operations                                      -           -             -
                                          __________  __________  ____________

  Net Loss Per Common Share               $     (.01) $     (.00) $       (.01)
                                          __________  __________  ____________


The accompanying notes are an integral part of these financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON MARCH 10, 2000

                         THROUGH DECEMBER 31, 2002


                                                                      Deficit
                                                                    Accumulated
                         Preferred Stock  Common Stock   Capital in During the
                          _____________ ________________ Excess of  Development
                          Shares Amount  Shares   Amount Par Value     Stage
                          ______ ______ _________ ______ __________ ___________
BALANCE, March 10, 2000        - $    -         - $    - $        - $         -

Issuance of 4,500,000
 shares of common stock
 for cash at $.002 per
 share, March 2000             -      - 4,500,000  4,500      4,500           -

Net loss for the period
 ended December 31, 2000       -      -         -      -          -      (4,989)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2000     -      - 4,500,000  4,500      4,500      (4,989)

Issuance of 312,800 shares
 of common stock for cash
 at $.25 per share, net of
 offering costs of
 $13,617, June 2001            -      -   312,800    313     64,270           -

Net loss for the year
 ended December 31, 2001       -      -         -      -          -      (6,760)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2001     -      - 4,812,800  4,813     68,770     (11,749)

Net loss for the year
 ended December 31, 2002       -      -         -      -          -     (26,450)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2002     - $    - 4,812,800 $4,813 $   68,770 $   (38,199)
                          ______ ______ _________ ______ __________ ___________














 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                          STATEMENT OF CASH FLOWS

                                                 For the         From Inception
                                                Year Ended        on March 10,
                                               December 31,       2000 through
                                          ______________________  December 31,
                                             2002        2001         2002
                                          __________  __________  ____________
Cash Flows From Operating Activities:
 Net loss                                 $  (26,450) $   (6,760) $    (38,199)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating
   activities:
   Depreciation                                5,863       4,167        10,030
   Impairment loss                            13,312           -        13,312
   Changes in assets and liabilities:
    Increase in accounts payable                  20         898         1,730
    Increase in accounts payable - related
     party                                         -       5,000         5,045
    (Decrease) in interest payable                 -         (80)            -
                                          __________  __________  ____________
     Net Cash Provided (Used) by
      Operating Activities                    (7,255)      3,225        (8,082)
                                          __________  __________  ____________

Cash Flows From Investing Activities:
 Payments for property and equipment               -     (18,939)      (28,917)
                                          __________  __________  ____________
     Net Cash Used by Investing Activities         -     (18,939)      (28,917)
                                          __________  __________  ____________

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock            -      78,200        87,200
 Payments of stock offering costs                  -     (13,617)      (13,617)
 Proceeds from line of credit                      -       5,000        10,606
 Payments on line of credit                        -     (10,606)      (10,606)
                                          __________  __________  ____________
     Net Cash Provided by Financing
      Activities                                   -      58,977        73,583
                                          __________  __________  ____________

Net Increase (Decrease) in Cash               (7,255)     43,263        36,584

Cash at Beginning of Period                   43,839         576             -
                                          __________  __________  ____________
Cash at End of Period                     $   36,584  $   43,839  $     36,584
                                          __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $        -  $      428  $        465
   Income taxes                           $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2002:
     None

  For the year ended December 31, 2001:
     None

The accompanying notes are an integral part of these financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Mobile Design Concepts, Inc. ("the Company") was organized under the laws of the State of Nevada on March 10, 2000. The Company was formed to design, manufacture, and lease mobile kiosks and other structures. The Company discontinued its mobile kiosk business effective December 31, 2002 [See Note 2] and is currently considering other business opportunities. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which ranges from three to ten years. The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosure requirements and requires additional disclosure for assets held for sale.

  Revenue Recognition - The Company recognizes revenue based on the terms of lease agreements with third parties.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 10].

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 144 and has applied it to the year ended December 31, 2002.

  Reclassification - The financial statements for periods prior to  December
  31,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2002 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its mobile kiosk business and, subsequently, the Company's President resigned [See Note 11]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the mobile kiosk business held for disposal consist of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Lease Properties, net                                    $      5,575
                                                                  ____________
           Total Assets of Discontinued Operations                $      5,575
                                                                  ____________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued mobile kiosk business:

                                                 For the         From Inception
                                                Year Ended        on March 10,
                                               December 31,       2000 through
                                          ______________________  December 31,
                                             2002        2001         2002
                                          __________  __________  ____________
    Revenue                               $        -  $    4,800  $      4,800
    General and administrative               (13,138)    (11,212)      (29,222)
    Impairment loss                          (13,312)          -       (13,312)
    Interest expense                               -        (348)         (465)
                                          __________  __________  ____________
    Net loss                              $  (26,450) $   (6,760) $    (38,199)
                                          __________  __________  ____________

NOTE 3 - LEASE AGREEMENT

  The Company had entered into a lease agreement for the use of their mobile structure and equipment to a third party for use in selling coffee and other beverages. The agreement was for three years beginning March 20, 2001. The lease monthly payments started at $600 per month and were to accelerate and reach $1,250 per month during the third year. However, during the first three months of 2002, the lease agreement was terminated.

NOTE 4 - LEASE PROPERTIES

  On December 31, 2002, the Company discontinued its mobile kiosk business. In accordance with the Company's plan of disposal, the carrying amount of leased properties have been reduced to their net realizable value. The Company determined to divide its leased properties and sell off the parts. Subsequently, the Company sold its beverage equipment for $5,575 [See Note 11]. Due to the difficulty of moving the kiosk, the Company expects the sale of its remaining lease property to raise only nominal amounts, if the Company is able to sell the lease property at all. In December 2002, the Company recognized an impairment loss of $13,312 to reduce the carrying amount of the leased properties to their net realizable value. The Company is actively seeking a buyer and expects to sell its leased properties during 2003.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LEASE PROPERTIES [Continued]

  The following is a summary of lease properties at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
    Lease equipment: modular structure                            $     15,740
    Lease equipment: beverage equipment                                 13,177
                                                                  ____________
                                                                        28,917

      Less: accumulated depreciation                                   (10,030)
      Less: impairment loss                                            (13,312)
                                                                  ____________
                                                                  $      5,575
                                                                  ____________

  The modular structure and the beverage equipment are depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $5,863 and $4,167, respectively.

NOTE 5 - LINE OF CREDIT

  In August 2000, an officer of the Company entered into a line of credit arrangement with a bank using a personal vehicle as collateral. The line provided for borrowings up to $20,606 with a variable interest rate that was 2% above the bank's prime rate. The initial rate was 11.5% per annum. During 2001, the Company paid off the line of credit and closed the account.

NOTE 6 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002 an operating loss carryforwards of approximately $26,000 which may be applied against future taxable income and which expire in various years through 2022.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which include the net operating loss and the difference between the book and tax basis of depreciable assets, are approximately $5,700 and $3,700 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2002 is approximately $2,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

  Accounts Payable - An officer/shareholder of the Company has paid expenses on behalf of the Company totaling $5,045. These funds are due upon demand and bear no interest.

  Management Compensation - For the year ended December 31, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                 For the         From Inception
                                                Year Ended        on March 10,
                                               December 31,       2000 through
                                          ______________________  December 31,
                                             2002        2001         2002
                                          __________  __________  ____________
      Loss from continuing operations
       (numerator)                        $        -  $        -  $          -
      Loss from discontinued operations
       (numerator)                           (26,450)     (6,760)      (38,199)
      Gain (loss) on disposal of
       discontinued operations (numerator)         -           -             -
                                          __________  __________  ____________
      Loss available to common
       shareholders (numerator)           $  (26,450) $   (6,760) $    (38,199)
                                          __________  __________  ____________
      Weighted average number of common
       shares outstanding used in loss per
       share for the period (denominator)  4,812,800   4,675,025     4,563,895
                                          __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 - SUBSEQUENT EVENTS

  Asset Sale - On January 13, 2003, the Company removed the beverage equipment from the Company's modular structure and sold the beverage equipment for $5,575.

  Change in Officer - In March 2003, the Company's President resigned and a new President was appointed.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Design Concepts, Inc.


By:     /s/ Lynn Dixon       Date:   March 20, 2003
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Lynn Dixon      Date:    March 20, 2003
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer




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




Date:   March 20, 2003        by:    /s/ Lynn Dixon
                               Lynn Dixon, President & Director

                           CERTIFICATIONS*
I, Lynn Dixon, certify that:
1. I have reviewed this annual report on Form 10-KSB of Mobile Design Concepts, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003          by:     /s/ Lynn Dixon
                         Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

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