Form 10QSB
period 2003-03-31
MOBILE DESIGN CONCEPTS
filed 2003-05-14
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.               YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at March 31, 2003:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                   2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            March 10, 2000 through March 31, 2003                  3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            March 10, 2000 through March 31, 2003                  4


        -   Notes to Unaudited Condensed Financial Statements    5 - 9

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   39,294   $   36,584
                                         ___________  ___________
        Total Current Assets                  39,294       36,584

ASSETS OF DISCONTINUED OPERATIONS                  -        5,575
                                         ___________  ___________
                                          $   39,294   $   42,159
                                         ___________  ___________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    1,475   $    1,730
  Accounts payable - related party             5,045        5,045
                                         ___________  ___________
        Total Current Liabilities              6,520        6,775
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                 4,813        4,813
  Capital in excess of par value              68,770       68,770
  Deficit accumulated during the
   development stage                        (40,809)     (38,199)
                                         ___________  ___________
        Total Stockholders' Equity            32,774       35,384
                                         ___________  ___________
                                          $   39,294   $   42,159
                                         ___________  ___________





NOTE:   The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                              For the Three     From Inception
                                              Months Ended        on March 10,
                                                March 31,         2000 Through
                                         _______________________     March 31,
                                            2003         2002         2003
                                         _________    __________    _________
REVENUE                                  $      -     $       -     $      -

EXPENSES:
  General and administrative                2,610             -        2,610
                                         _________    __________    _________
LOSS BEFORE INCOME TAXES                   (2,610)            -       (2,610)

CURRENT TAX EXPENSE                             -             -            -

DEFERRED TAX EXPENSE                            -             -            -
                                         _________    __________    _________

LOSS FROM CONTINUING
  OPERATIONS                               (2,610)            -       (2,610)
                                         _________    __________    _________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued mobile kiosk
    business (net of $0 in
    income taxes)                               -        (3,783)     (38,199)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                      -             -            -
                                         _________    __________    _________
LOSS FROM DISCONTINUED
  OPERATIONS                                    -        (3,783)     (38,199)
                                         _________    __________    _________

NET LOSS                                 $ (2,610)    $  (3,783)    $(40,809)
                                         _________    __________    _________
LOSS PER COMMON SHARE:
  Continuing operations                  $   (.00)    $       -     $   (.00)
  Operations of discontinued
    mobile kiosk business                       -          (.00)        (.01)
  Gain (loss) on disposal of
    discontinued operations                     -             -            -
                                         _________    __________    _________
  Net Loss Per Common Share              $   (.00)    $    (.00)    $   (.01)
                                         _________    __________    _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Three  From Inception
                                             Months Ended    on March 10,
                                              March 31,     2000 Through
                                         ___________________  March 31,
                                            2003      2002       2003
                                         _________  ________  _________
Cash Flows from Operating Activities:
 Net loss                                 $ (2,610)  $(3,783)  $(40,809)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation                                  -     1,368     10,030
   Impairment loss                               -         -     13,312
   Changes in assets and liabilities:
    Increase (decrease) in
     accounts payable                         (255)       40      1,475
    Increase in accounts payable
     - related party                             -         -      5,045
                                         _________  ________  _________
        Net Cash (Used) by
         Operating Activities               (2,865)   (2,375)   (10,947)
                                         _________  ________  _________

Cash Flows from Investing Activities:
 Proceeds from sale of
  property and equipment                     5,575         -      5,575
 Payments for property and equipment             -         -    (28,917)
                                         _________  ________  _________
        Net Cash Provided (Used) by
         Investing Activities                5,575         -    (23,342)
                                         _________  ________  _________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock          -         -     87,200
 Payments for stock offering costs               -         -    (13,617)
 Proceeds from line of credit                    -         -     10,606
 Payments on line of credit                      -         -    (10,606)
                                         _________  ________  _________
        Net Cash Provided by
         Financing Activities                    -         -     73,583
                                         _________  ________  _________

Net Increase (Decrease) in Cash              2,710    (2,375)    39,294

Cash at Beginning of Period                 36,584    43,839          -
                                         _________  ________  _________

Cash at End of Period                     $ 39,294   $41,464   $ 39,294
                                         _________  ________  _________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $      -   $     -   $    465
   Income taxes                           $      -   $     -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2003:
     None
  For the three months ended March 31, 2002:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Mobile Design Concepts, Inc. ("the Company") was organized under the laws of the State of Nevada on March 10, 2000. The Company was formed to design, manufacture, and lease mobile kiosks and other structures. The Company discontinued its mobile kiosk business effective December 31, 2002 [See Note 2] and is currently considering other business opportunities. The Company has not yet generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in
  service.   Expenditures  for  maintenance  and  repairs  are  charged   to
  operating expense as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from three to ten years. The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosure requirements and requires additional disclosure for assets held for sale.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 9].

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

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its mobile kiosk business and, in March 2003, the Company's President resigned. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the mobile kiosk business held for disposal consist of the following at:

                                                March 31,   December 31,
                                                   2003         2002
                                                 _________   _________
     Lease Properties, net                       $       -   $   5,575
                                                 _________   _________
     Total Assets of Discontinued Operations     $       -   $   5,575
                                                 _________   _________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued mobile kiosk business:

                                           For the Three    From Inception
                                            Months Ended     on March 10,
                                             March 31,       2000 Through
                                         ___________________   March 31,
                                            2003      2002       2003
                                         ________   ________   _________
    Revenue                              $      -   $     -    $  4,800
    General and administrative                  -    (3,783)    (29,222)
    Impairment loss                             -         -     (13,312)
    Interest expense                            -         -        (465)
                                         ________   ________   _________
    Net loss                             $      -   $(3,783)   $(38,199)
                                         ________   ________   _________

NOTE 3 - LEASE AGREEMENT

  The Company had leased its modular structure and beverage equipment; however, the agreement was terminated during 2002.

NOTE 4 - LEASE PROPERTIES

  On December 31, 2002, the Company discontinued its mobile kiosk business. In accordance with the Company's plan of disposal, the carrying amount of leased properties have been reduced to their net realizable value. The Company determined to divide its leased properties and sell off the parts. In January 2003, the Company sold its beverage equipment for $5,575. Due to the difficulty of moving the kiosk, the Company expects the sale of its remaining lease property to raise only nominal amounts, if the Company is able to sell the lease property at all. In December 2002, the Company recognized an impairment loss of $13,312 to reduce the carrying amount of the leased properties to their net realizable value. The Company is actively seeking a buyer and expects to sell its leased properties during 2003.

  The following is a summary of lease properties at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
    Lease equipment: modular structure   $   15,740   $   15,740
    Lease equipment: beverage equipment           -       13,177
                                         ___________  ___________
                                             15,740       28,917

      Less: accumulated depreciation         (2,755)     (10,030)
      Less: impairment loss                 (12,985)     (13,312)
                                         ___________  ___________
                                         $        -   $    5,575
                                         ___________  ___________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LEASE PROPERTIES [Continued]

  The modular structure and the beverage equipment were depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $0 and $1,368, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. In June 2001, the Company sold 312,800 shares of its previously authorized but unissued common stock for cash of $78,200, or $.25 per share. Stock offering costs of $13,617 were offset against the proceeds.

  During April 2000, in connection with its organization, the Company issued 4,500,000 shares of its previously authorized but unissued common stock for cash of $9,000, or $.002 per share.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2003 an operating loss carryforwards of approximately $31,700 which may be applied against future taxable income and which expire in various years through 2023.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which include the net operating loss and the difference between the book and tax basis of depreciable assets, are approximately $6,100 and $5,700 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2003 is approximately $400.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Accounts Payable - Officers and shareholders of the Company have paid expenses on behalf of the Company totaling $5,045. These funds are due on demand and bear no interest.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - For the three months ended March 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company. The cost value of this service is considered nominal and, therefore, has not been recorded as an expense by the Company.

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                         For the Three       From Inception
                                          Months Ended         on March 10,
                                            March 31,          2000 Through
                                      ______________________    March 31,
                                         2003        2002          2003
                                      _________    _________    _________
  Loss from continuing operations
    (numerator)                         $(2,610)     $     -     $ (2,610)
  Loss from discontinued
    operations (numerator)                    -       (3,783)     (38,199)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                               -            -            -
                                      _________    _________    _________
  Loss available to common
      shareholders  (numerator)         $(2,610)     $(3,783)    $(40,809)
                                      _________    _________    _________
  Weighted average number of
    common shares outstanding for
    the period (denominator)          4,812,800    4,675,025    4,563,895
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

                         Mobile Design Concepts, Inc.



Date:    May 13, 2003    by:        /s/ Lynn Dixon
                         Lynn Dixon, President and Secretary/Treasurer



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



Date:    May 13, 2003    by:        /s/ Lynn Dixon
                         Lynn Dixon, President and Secretary/Treasurer

                           CERTIFICATIONS*

I, Lynn Dixon, certify that:

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




Date: May 13, 2003       by:     /s/ Lynn Dixon
                         Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.