Form 10QSB
period 2003-06-30
MOBILE DESIGN CONCEPTS
filed 2003-08-14
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

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

The number of $.001 par value common shares outstanding at June 30, 2003:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

        -   Unaudited Condensed Balance Sheets,
            June 30, 2003 and December 31, 2002                         2


        -   Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2003
            and 2002 and for the period from inception on
            March 10, 2000 through June 30, 2003                        3


        -   Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2003
            and 2002 and for the period from inception on
            March 10, 2000 through June 30, 2003                        4


        -   Notes to Unaudited Condensed Financial Statements         5 - 9

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   37,232   $   36,584
                                         ___________  ___________
        Total Current Assets                  37,232       36,584

ASSETS OF DISCONTINUED OPERATIONS                  -        5,575
                                         ___________  ___________
                                          $   37,232   $   42,159
                                         ___________  ___________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $      808   $    1,730
  Accounts payable - related party             5,045        5,045
                                         ___________  ___________
        Total Current Liabilities              5,853        6,775
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                 4,813        4,813
  Capital in excess of par value              68,770       68,770
  Deficit accumulated during the
   development stage                        (42,204)     (38,199)
                                         ___________  ___________
        Total Stockholders' Equity            31,379       35,384
                                         ___________  ___________
                                          $   37,232   $   42,159
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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three        For the Six    From Inception
                           Months Ended        Months Ended     on March 10,
                             June 30,            June 30,       2000 Through
                      _____________________  __________________   June 30,
                          2003        2002     2003      2002       2003
                      ___________  ________  ________  ________   _________
REVENUE                  $     -   $     -   $     -   $     -    $      -

EXPENSES:
  General and
     administrative        1,395         -     4,005         -       4,005
                      ___________  ________  ________  ________   _________
LOSS BEFORE
   INCOME TAXES           (1,395)        -    (4,005)        -      (4,005)

CURRENT TAX EXPENSE            -         -         -         -           -

DEFERRED TAX EXPENSE           -         -         -         -           -
                      ___________  ________  ________  ________   _________
LOSS FROM CONTINUING
  OPERATIONS              (1,395)        -    (4,005)        -      (4,005)
                      ___________  ________  ________  ________   _________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    mobile kiosk
    business (net of
    $0 in income taxes)        -    (3,612)        -    (7,395)    (38,199)
  Gain (loss) on
    disposal of
    discontinued
    operations (net
    of $0 in income
    taxes)                     -         -         -         -           -
                      ___________  ________  ________  ________   _________
LOSS FROM DISCONTINUED
  OPERATIONS                   -    (3,612)        -    (7,395)    (38,199)
                      ___________  ________  ________  ________   _________

NET LOSS                 $(1,395)  $(3,612)  $(4,005)  $(7,395)   $(42,204)
                      ___________  ________  ________  ________   _________

LOSS PER COMMON SHARE:
  Continuing operations  $  (.00)  $     -   $  (.00)  $     -    $   (.00)
  Operations of
   discontinued
   mobile kiosk
   business                    -      (.00)        -      (.00)       (.01)
  Gain (loss) on
   disposal of
   discontinued
   operations                  -         -         -         -           -
                      ___________  ________  ________  ________   _________

  Net Loss Per
   Common Share          $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.01)
                      ___________  ________  ________  ________   _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Six    From Inception
                                             Months Ended     on March 10,
                                               June 30,       2000 Through
                                         ___________________    June 30,
                                            2003      2002        2003
                                         _________  ________    ________
Cash Flows from Operating Activities:
 Net loss                                 $ (4,005)  $(7,395)   $(42,204)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Depreciation                                   -     2,855      10,030
  Impairment loss                                -         -      13,312
  Changes in assets and liabilities:
    Increase (decrease) in
       accounts payable                       (922)      770         808
    Increase in accounts payable
       - related party                           -         -       5,045
                                         _________  ________    ________
        Net Cash (Used) by
         Operating Activities               (4,927)   (3,770)    (13,009)
                                         _________  ________    ________

Cash Flows from Investing Activities:
 Proceeds from sale of
    property and equipment                   5,575         -       5,575
 Payments for property and equipment             -         -     (28,917)
                                         _________  ________    ________
        Net Cash Provided (Used) by
         Investing Activities                5,575         -     (23,342)
                                         _________  ________    ________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock          -         -      87,200
 Payments for stock offering costs               -         -     (13,617)
 Proceeds from line of credit                    -         -      10,606
 Payments on line of credit                      -         -     (10,606)
                                         _________  ________    ________
        Net Cash Provided by
         Financing Activities                    -         -      73,583
                                         _________  ________    ________

Net Increase (Decrease) in Cash                648    (3,770)     37,232

Cash at Beginning of Period                 36,584    43,839           -
                                         _________  ________    ________

Cash at End of Period                     $ 37,232  $ 40,069    $ 37,232
                                         _________  ________    ________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $      -  $      -    $    465
   Income taxes                           $      -  $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2003:
     None
  For the six months ended June 30, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its mobile kiosk business and in March 2003 the Company's President resigned. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the mobile kiosk business held for disposal consist of the following at:

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
 Lease Properties, net                    $        -   $    5,575
                                         ___________  ___________
 Total Assets of Discontinued Operations  $        -   $    5,575
                                         ___________  ___________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued mobile kiosk business:

                          For the Three     For the Six   From Inception
                           Months Ended     Months Ended   on March 10,
                             June 30,         June 30,     2000 Through
                      _________________  _________________   June 30,
                          2003     2002     2003     2002      2003
                      _______  ________  _______  ________   _________
  Revenue             $     -  $     -   $     -  $     -    $  4,800
  General and
    administrative          -   (3,612)        -   (7,395)    (29,222)
  Impairment loss           -        -         -        -     (13,312)
  Interest expense          -        -         -        -        (465)
                      _______  ________  _______  ________   _________
  Net loss            $     -  $(3,612)  $     -  $(7,395)   $(38,199)
                      _______  ________  _______  ________   _________

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

                                           June 30,   December 31,
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
                                         ___________  ___________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LEASE PROPERTIES [Continued]

  The modular structure and the beverage equipment were depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to $0 and $2,855, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2003 an operating loss carryforwards of approximately $33,800 which may be applied against future taxable income and which expire in various years through 2023.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which include the net operating loss and the difference between the book and tax basis of depreciable assets, are approximately $6,300 and $5,700 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2003 is approximately $600.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - For the six months ended June 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                          For the Three        For the Six     From Inception
                           Months Ended        Months Ended      on March 10,
                             June 30,            June 30,        2000 Through
                       ____________________  ____________________   June 30,
                          2003      2002       2003       2002        2003
                       _________  _________  _________  _________   _________
  Loss from continuing
  operations
  (numerator)           $(1,395)  $      -   $ (4,005)  $      -   $  (4,005)

  Loss from discontinued
  operations (numerator)      -     (3,612)         -     (7,395)    (38,199)

  Gain (loss) on
    disposal of
    discontinued
    operations
    (numerator)               -          -          -          -           -
                       _________  _________  _________  _________   _________
  Loss available to
  common shareholders
  (numerator)          $ (1,395)  $ (3,612)  $ (4,005)  $ (7,395)   $(42,204)
                       _________  _________  _________  _________   _________
  Weighted average
    number of common
    shares outstanding
    for the period
    (denominator)      4,812,800  4,812,800  4,812,800  4,812,800   4,601,220
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

                         Mobile Design Concepts, Inc.



Date:    August 11, 2003      by:        /s/ Lynn Dixon
                         Lynn Dixon, President and Secretary/Treasurer



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



Date:    August 11, 2003      by:        /s/ Lynn Dixon
                         Lynn Dixon, President and Secretary/Treasurer

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




Date: August 11, 2003         by:     /s/ Lynn Dixon
                              Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.