Form 10QSB
period 2003-09-30
MOBILE DESIGN CONCEPTS
filed 2003-11-14
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

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

                            (801) 364-9262
         (Registrant's telephone number, including area code)


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

The number of $.001 par value common shares outstanding at September 30, 2003:
4,812,800


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -   Unaudited Condensed Balance Sheets,
            September 30, 2003 and December 31, 2002              2


        -   Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2003 and 2002 and for the period from inception on
            March 10, 2000 through September 30, 2003             3


        -   Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2003
            and 2002 and for the period from inception on
            March 10, 2000 through September 30, 2003             4


        -   Notes to Unaudited Condensed Financial Statements   5 - 9

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   35,239   $   36,584
                                         ___________  ___________
        Total Current Assets                  35,239       36,584

ASSETS OF DISCONTINUED OPERATIONS                  -        5,575
                                         ___________  ___________
                                          $   35,239   $   42,159
                                         ___________  ___________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $        -   $    1,730
  Accounts payable - related party             5,045        5,045
                                         ___________  ___________
        Total Current Liabilities              5,045        6,775
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                 4,813        4,813
  Capital in excess of par value              68,770       68,770
  Deficit accumulated during the
   development stage                        (43,389)     (38,199)
                                         ___________  ___________
        Total Stockholders' Equity            30,194       35,384
                                         ___________  ___________
                                          $   35,239   $   42,159
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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three       For the Nine    From Inception
                           Months Ended        Months Ended      on March 10,
                           September 30,       September 30,     2000 Through
                         __________________  ___________________ September 30,
                           2003      2002      2003      2002        2003
                         ________  ________  ________  _________   _________
REVENUE                  $     -   $     -   $     -   $      -    $      -

EXPENSES:
  General and
    administrative         1,185         -     5,190          -       5,190
                         ________  ________  ________  _________   _________
LOSS BEFORE INCOME TAXES  (1,185)        -    (5,190)         -      (5,190)

CURRENT TAX EXPENSE            -         -         -          -           -

DEFERRED TAX EXPENSE           -         -         -          -           -
                         ________  ________  ________  _________   _________
LOSS FROM CONTINUING
  OPERATIONS              (1,185)        -    (5,190)         -      (5,190)
                         ________  ________  ________  _________   _________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    mobile kiosk
    business (net of
    $0 in income taxes)        -    (3,039)        -    (10,434)    (38,199)
  Gain (loss) on
    disposal of
    discontinued
    operations (net of
    $0 in income taxes)        -         -         -          -           -
                         ________  ________  ________  _________   _________
LOSS FROM DISCONTINUED
  OPERATIONS                   -    (3,039)        -    (10,434)    (38,199)
                         ________  ________  ________  _________   _________

NET LOSS                 $(1,185)  $(3,039)  $(5,190)  $(10,434)   $(43,389)
                         ________  ________  ________  _________   _________

LOSS PER COMMON SHARE:
  Continuing operations  $   (.00) $     -   $  (.00)  $      -    $   (.00)
  Operations of
    discontinued
    mobile kiosk
    business                    -     (.00)        -       (.00)       (.01)
  Gain (loss) on
    disposal of
    discontinued
    operations                  -        -         -          -           -
                         ________  ________  ________  _________   _________

  Net Loss Per
    Common Share         $   (.00) $  (.00)  $  (.00)  $   (.00)   $   (.01)
                         ________  ________  ________  _________   _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Nine    From Inception
                                             Months Ended     on March 10,
                                             September 30,    2000 Through
                                         _____________________September 30,
                                            2003       2002       2003
                                         __________  _________  _________
Cash Flows from Operating Activities:
 Net loss                                 $ (5,190)  $(10,434)  $(43,389)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation                                   -      4,359     10,030
  Impairment loss                                -          -     13,312
  Changes in assets and liabilities:
    Increase (decrease) in
      accounts payable                      (1,730)      (680)         -
    Increase in accounts
      payable - related party                    -          -      5,045
                                         __________  _________  _________
        Net Cash (Used) by
         Operating Activities               (6,920)    (6,755)   (15,002)
                                         __________  _________  _________

Cash Flows from Investing Activities:
 Proceeds from sale of property
   and equipment                             5,575          -      5,575
 Payments for property and equipment             -          -    (28,917)
                                         __________  _________  _________
        Net Cash Provided (Used)
         by Investing Activities             5,575          -    (23,342)
                                         __________  _________  _________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock          -          -     87,200
 Payments for stock offering costs               -          -    (13,617)
 Proceeds from line of credit                    -          -     10,606
 Payments on line of credit                      -          -    (10,606)
                                         __________  _________  _________
        Net Cash Provided by
         Financing Activities                    -          -     73,583
                                         __________  _________  _________

Net Increase (Decrease) in Cash             (1,345)    (6,755)    35,239

Cash at Beginning of Period                 36,584     43,839          -
                                         __________  _________  _________

Cash at End of Period                     $ 35,239   $ 37,084   $ 35,239
                                         __________  _________  _________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $      -   $      -   $    465
   Income taxes                           $      -   $      -   $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2003:
     None
  For the nine months ended September 30, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

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

                                            September 30,  December 31,
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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued mobile kiosk business:

                        For the Three      For the Nine     From Inception
                        Months Ended       Months Ended     on March 10,
                        September 30,      September 30,    2000 Through
                      _________________  __________________ September 30,
                        2003     2002      2003      2002       2003
                      _______  ________  _______  _________   _________
    Revenue           $     -  $     -   $     -  $      -    $  4,800
    General and
      administrative        -   (3,039)        -   (10,434)    (29,222)
    Impairment loss         -        -         -         -     (13,312)
    Interest expense        -        -         -         -        (465)
                      _______  ________  _______  _________   _________
     Net  loss        $     -  $(3,039)  $     -  $(10,434)   $(38,199)
                      _______  ________  _______  _________   _________

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

                                        September 30, December 31,
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
                                         ___________  ___________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LEASE PROPERTIES [Continued]

  The modular structure and the beverage equipment were depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to $0 and $2,855, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003 an operating loss carryforwards of approximately $36,200 which may be applied against future taxable income and which expire in various years through 2023.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred  tax  assets,  which  include the  net  operating  loss  and  the difference between the book and tax basis of depreciable assets, are approximately $6,500 and $5,700 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2003 is approximately $800.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - For the nine months ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                          For the Three       For the Nine      From Inception
                          Months Ended        Months Ended       on March 10,
                          September 30,       September 30,      2000 Through
                      ____________________  ____________________ September 30,
                         2003      2002       2003       2002       2003
                      _________  _________  _________  _________  _________
  Loss from
    continuing
    operations
    (numerator)       $ (1,185)  $      -   $ (5,190)  $      -   $ (5,190)
  Loss from
    discontinued
    operations
    (numerator)              -     (3,039)         -    (10,434)   (38,199)
  Gain (loss) on
    disposal of
    discontinued
    operations
    (numerator)              -          -          -          -          -
                      _________  _________  _________  _________  _________
  Loss available
    to common
    shareholders
    (numerator)       $ (1,185)  $ (3,039)  $ (5,190)  $(10,434)  $(43,389)
                      _________  _________  _________  _________  _________
  Weighted average
    number of
    common shares
    outstanding for
    the period
    (denominator)     4,812,800  4,812,800  4,812,800  4,812,800  4,616,205
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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Mobile Design Concepts, Inc.



Date: November 12, 2003       by:        /s/ Lynn Dixon
                         Lynn Dixon, President and Secretary/Treasurer