Form 10KSB
period 2003-12-31
MOBILE DESIGN CONCEPTS
filed 2004-03-26
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003    Commission File No. 333-43126

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

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable because of the lack of market quotations. (See
Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2003: 4,812,800

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET INFORMATION. The Company's common stock is not listed on any national securities exchange or the Nasdaq Stock Market, but has been quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "MODS", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 2002                     (No quotations)
     June 30, 2002                 $.40                $.02
     September 30, 2002            $.25                $.02
     December 31, 2002             $.25                $.02

     March 31, 2003                     (No quotations)
     June 30, 2003                      (No quotations)
     September 30, 2003                 (No quotations)
     December 31, 2003                  (No quotations)

     (B) HOLDERS. As of February 19, 2004, there were 42 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The company was incorporated under the laws of Nevada on March 10, 2000, is a small start up company that has not yet generated significant revenues from operations and is considered a development stage company. In August, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts, no minimum" basis, of up to 500,000 shares of $.001 par value common stock, at a price of $.25 per share. This registration statement was declared effective on May 14, 2001. The Company sold 312,800 shares of common stock and raised gross proceeds of $78,200 pursuant to this offering. The offering closed June 27, 2001. The Company then began to use the offering proceeds to continue to provide general working capital for its proposed business operations to design and manufacture mobile kiosks for use as drive-through beverage units. Since this business was not successful, operations were discontinued as of December 31, 2002.

     Management's plan of operation for the next twelve months is to continue using the capital remaining from the offering to provide general working capital during the next twelve months to continue in existence while management seeks other business opportunities. The Company has limited operating capital and no income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. Since the business was unsuccessful, investors have lost the money invested and management will not attempt to pursue further efforts with respect to this business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management may call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will
pursue, if any.   However, the Company presently has no commitments or
arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and it's accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                       Term Served As    Positions
Name of Director  Age  Director/Officer With Company
Lynn Dixon         56  March 10, 2003   President, Secretary,
Nikk Bednarik      34  Since inception  Treasurer and Director

     Mr. Bednarik resigned March 10, 2003 and appointed Lynn Dixon to replace him as the sole officer and director. Certain biographical information with respect to them is set forth below.

     LYNN DIXON. Mr. Dixon graduated with a B.S. Degree in business from Utah State University in 1969. From 1969 through 1972, he was employed at Thiokol Chemical Corporation as a cost accountant. From 1972 through 1979, he was employed as a stock broker with Olsen and Company, a stock brokerage firm in Salt Lake City, Utah. From 1979 to the present, Mr. Dixon has devoted his full time to managing his own investments in securities and real estate, including commercial, residential and agricultural real estate investments in undeveloped ground as well as income producing properties, mutual funds and other securities investments, both debt and equity, in companies listed on exchanges such as AMEX or traded over-the-counter and listed on NASDAQ and the OTCBB. Mr. Dixon will devote less than 10% of his time to the Company.

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

                                                       PERCENTAGE    OF
   TITLE OF CLASS       BENEFICIAL OWNER     AMOUNT
                                                       OWNERSHIP

PRINCIPAL STOCKHOLDERS

   Common Stock      Steven K. Bednarik         750,000     16.7%
                     215 South State Street,#750
                     Salt Lake City, UT 84111


OFFICERS AND DIRECTORS

   Common Stock      Lynn Dixon               1,250,000     27.8%
                     311 S. State Street
                     Salt Lake City, UT 84111



  Common Stock       Nikk Bednarik            2,500,000     55.6%



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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,910 for the fiscal year ended December 31, 2002 and $3,880 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $300 for the fiscal year ended December 31, 2002 and $218 for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2003                 2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on March 10, 2000
            through December 31, 2003                       3


        -  Statement of Stockholders' Equity, from
            inception on March 10, 2000 through
            December 31, 2003                               4


        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on March 10, 2000
            through December 31, 2003                       5


        -  Notes to Financial Statements                  6 - 10

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
MOBILE DESIGN CONCEPTS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Mobile Design Concepts, Inc. [a development stage company] at December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on March 10, 2000 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Mobile Design Concepts, Inc. [a development stage company] as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for period from inception on March 10, 2000 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 2, 2004
Salt Lake City, Utah

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS


                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   34,564
                                                       ___________
        Total Current Assets                               34,564
                                                      ___________
                                                       $   34,564
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $      685
  Accounts payable - related party                          5,045
                                                      ___________
        Total Current Liabilities                           5,730
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                              4,813
  Capital in excess of par value                           68,770
  Deficit accumulated during the
    development stage                                     (44,749)
                                                      ___________
        Total Stockholders' Equity                         28,834
                                                     ____________
                                                       $   34,564
                                                     ____________






 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                          STATEMENT OF OPERATIONS


                                              For the           From Inception
                                             Year Ended         on March 10,
                                             December 31,        2000 through
                                         _____________________   December 31,
                                           2003        2002          2003
                                         ________   __________    __________
REVENUE                                  $     -    $       -     $       -

EXPENSES:
  General and administrative               6,550            -         6,550
                                         ________   __________    __________

LOSS BEFORE INCOME TAXES                  (6,550)           -        (6,550)

CURRENT TAX EXPENSE                            -            -             -

DEFERRED TAX EXPENSE                           -            -             -
                                         ________   __________    __________

LOSS FROM CONTINUING OPERATIONS           (6,550)           -        (6,550)
                                         ________   __________    __________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued mobile
    kiosk business (net
    of $0 in income taxes)                     -      (26,450)      (38,199)
  Gain (loss) on disposal
    of discontinued
    operations (net of
    $0 in income taxes)                        -            -             -
                                         ________   __________    __________

LOSS FROM DISCONTINUED OPERATIONS              -      (26,450)      (38,199)
                                         ________   __________    __________

NET LOSS                                 $(6,550)   $ (26,450)    $ (44,749)
                                         ________   __________    __________

LOSS PER COMMON SHARE:
  Continuing operations                  $  (.00)   $       -     $    (.00)
  Operations of discontinued
    mobile kiosk business                      -         (.01)         (.01)
  Gain (loss) on disposal of
    discontinued operations                    -            -             -
                                         ________   __________    __________

  Net Loss Per Common Share              $  (.00)   $    (.01)    $    (.01)
                                         ________   __________    __________


The accompanying notes are an integral part of these financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON MARCH 10, 2000

                         THROUGH DECEMBER 31, 2003


                                                           Capital   Deficit
                                                             in     Accumulated
                     Preferred Stock     Common Stock       Excess   During
                    _________________  __________________    of        the
                                                            Par     Development
                     Shares    Amount   Shares     Amount   Value     Stage
                    ________  _______  _________  _______  _______  __________
BALANCE,
 March 10, 2000            -  $     -          -  $     -  $    -  $     -

Issuance of 4,500,000
 shares of common
 stock for cash at
 $.002 per share,
 March 2000                -        -  4,500,000    4,500    4,500        -

Net loss for the
 period ended
 December 31, 2000         -        -          -        -        -     (4,989)
                    ________  _______  _________  _______  _______  __________
BALANCE,
 December 31, 2000         -        -  4,500,000    4,500    4,500     (4,989)

Issuance of 312,800
 shares of common
 stock for cash at
 $.25 per share,
 net of offering
 costs of $13,617,
 June 2001                 -        -    312,800      313   64,270          -

Net loss for the
 year ended
 December 31, 2001         -        -          -        -        -     (6,760)
                    ________  _______  _________  _______  _______  __________
BALANCE,
 December 31, 2001         -        -  4,812,800    4,813   68,770    (11,749)

Net loss for the
 year ended
 December 31, 2002         -        -          -        -        -    (26,450)
                    ________  _______  _________  _______  _______  __________
BALANCE,
 December 31, 2002         -        -  4,812,800    4,813   68,770    (38,199)

Net loss for the
 year ended
 December 31, 2003         -        -          -        -        -     (6,550)
                    ________  _______  _________  _______  _______  __________
BALANCE,
 December 31, 2003        -   $     -  4,812,800  $ 4,813  $68,770  $ (44,749)
                    ________  _______  _________  _______  _______  __________









 The accompanying notes are an integral part of this financial statement.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                          STATEMENT OF CASH FLOWS

                                           For the        From Inception
                                          Year Ended       on March 10,
                                          December 31,     2000 through
                                      _____________________ December 31,
                                         2003       2002        2003
                                      _________  __________  __________
Cash Flows From Operating Activities:
 Net loss                             $ (6,550)  $ (26,450)  $ (44,749)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Depreciation                             -       5,863      10,030
    Impairment loss                          -      13,312      13,312
    Changes in assets and liabilities:
      Increase (decrease)
        in accounts payable             (1,045)         20         685
      Increase in accounts
        payable - related party              -           -       5,045
                                      _________  __________  __________
    Net Cash (Used) by
     Operating Activities               (7,595)     (7,255)    (15,677)
                                      _________  __________  __________

Cash Flows From Investing Activities:
 Proceeds from sale of
   property and equipment                5,575           -       5,575
 Payments for property and equipment         -           -     (28,917)
                                      _________  __________  __________
   Net Cash Provided (Used)
    by Investing Activities              5,575           -     (23,342)
                                      _________  __________  __________

Cash Flows From Financing Activities:
 Proceeds from issuance
   of common stock                           -           -      87,200
 Payments of stock offering costs            -           -     (13,617)
 Proceeds from line of credit                -           -      10,606
 Payments on line of credit                  -           -     (10,606)
                                      _________  __________  __________
    Net Cash Provided by
     Financing Activities                    -           -      73,583
                                      _________  __________  __________

Net Increase (Decrease) in Cash         (2,020)     (7,255)     34,564

Cash at Beginning of Period             36,584      43,839           -
                                      _________  __________  __________
Cash at End of Period                 $ 34,564   $  36,584   $  34,564
                                      _________  __________  __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $      -   $       -   $     465
   Income taxes                       $      -   $       -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2003:
     None

  For the year ended December 31, 2002:
     None
The accompanying notes are an integral part of these financial statements.

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

  Revenue Recognition - The Company recognized revenue based on the terms of lease agreements with third parties.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its mobile kiosk business and the Company's President resigned. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The following is a summary of the results of operations of the Company's discontinued mobile kiosk business:

                                        For the        From Inception
                                       Year Ended       on March 10,
                                       December 31,     2000 through
                                  ____________________  December 31,
                                     2003      2002        2003
                                  ________   _________   _________
    Revenue                       $     -    $      -    $  4,800
    General and administrative          -     (13,138)    (29,222)
    Impairment loss                     -     (13,312)    (13,312)
    Interest expense                    -           -        (465)
                                  ________   _________   _________
    Net loss                      $      -   $(26,450)   $(38,199)
                                  ________   _________   _________

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LEASE AGREEMENT

  The Company had leased its modular structure and beverage equipment; however, the agreement was terminated during 2002.

NOTE 4 - LEASE PROPERTIES

  On December 31, 2002, the Company discontinued its mobile kiosk business. In accordance with the Company's plan of disposal, the carrying amount of leased properties were reduced to their net realizable value. The Company determined to divide and sell off its leased properties. In January 2003, the Company sold its beverage equipment for $5,575. Due to the difficulty of moving the kiosk, the Company expected the sale of its remaining lease property to raise only nominal amounts, if the Company was able to sell the lease property at all. In December 2002, the Company recognized an impairment loss of $13,312 to reduce the carrying amount of the leased properties to their net realizable value. The Company was actively seeking a buyer to purchase its leased properties. The Company could not find a buyer and abandoned the lease property during the three months ended December 31, 2003.

  The modular structure and the beverage equipment were depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $0 and $5,863, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003 an operating loss carryforwards of approximately $44,600 which may be applied against future taxable income and which expire in various years through 2023.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $6,700 and $5,700 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $1,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Accounts Payable - Officers and shareholders of the Company have paid expenses on behalf of the Company totaling $5,045. These funds are due upon demand and bear no interest.

  Management Compensation - For the years ended December 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                         For the        From Inception
                                       Year Ended         on March 10,
                                      December 31,        2000 through
                                ______________________    December 31,
                                   2003         2002          2003
                                _________    _________     _________
  Loss  from continuing
   operations (numerator)       $  (6,550)   $       -     $  (6,550)

  Loss from discontinued
   operations (numerator)               -      (26,450)      (38,199)

  Gain (loss) on disposal
   of discontinued
   operations (numerator)               -            -             -
                                _________    _________     _________
  Loss available to
   common shareholders
   (numerator)                  $  (6,550)   $ (26,450)    $ (44,749)
                                _________    _________     _________
  Weighted average number
   of common shares
   outstanding used in
   loss per share for the
   period (denominator)         4,812,800    4,812,800     4,629,208
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

Mobile Design Concepts, Inc.


By:     /s/ Lynn Dixon       Date:   March 25, 2004
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Lynn Dixon      Date:    March 25, 2004
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.