Form 10QSB
period 2004-03-31
MOBILE DESIGN CONCEPTS
filed 2004-05-17
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2004

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

The number of $.001 par value common shares outstanding at March 31, 2004:
4,812,800

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2004

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -  Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003                 2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            March 10, 2000 through March 31, 2004                3


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            March 10, 2000 through March 31, 2004                4


        -  Notes to Unaudited Condensed Financial Statements   5 - 9

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   33,703   $   34,564
                                         ___________  ___________
        Total Current Assets                  33,703       34,564
                                         ___________  ___________
                                          $   33,703   $   34,564
                                         ___________  ___________



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    2,130   $      685
  Accounts payable - related party             5,045        5,045
                                         ___________  ___________
        Total Current Liabilities              7,175        5,730
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,812,800 shares issued and
   outstanding                                 4,813        4,813
  Capital in excess of par value              68,770       68,770
  Deficit accumulated during the
   development stage                        (47,055)     (44,749)
                                         ___________  ___________
        Total Stockholders' Equity            26,528       28,834
                                         ___________  ___________
                                          $   33,703   $   34,564
                                         ___________  ___________





NOTE:   The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         MOBILE DESIGN CONCEPTS, INC.
                        [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                            For the Three      From Inception
                                             Months Ended       on March 10,
                                              March 31,         2000 Through
                                         _____________________    March 31,
                                            2004      2003          2004
                                         _________  __________  ____________
REVENUE                                  $       -  $        -   $         -

EXPENSES:
  General and administrative                 2,330       2,610         8,880
                                         _________  __________  ____________
LOSS BEFORE OTHER INCOME (EXPENSE)          (2,330)     (2,610)       (8,880)

OTHER INCOME (EXPENSE)
  Tax refund                                    24           -            24
                                         _________  __________  ____________
LOSS BEFORE INCOME TAXES                    (2,306)     (2,610)       (8,556)

CURRENT TAX EXPENSE                              -           -             -

DEFERRED TAX EXPENSE                             -           -             -
                                         _________  __________  ____________
LOSS FROM CONTINUING OPERATIONS             (2,306)     (2,610)       (8,556)
                                         _________  __________  ____________

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued mobile kiosk
   business (net of $0 in income taxes)          -           -       (38,199)
  Gain (loss) on disposal of
   discontinued operations
   (net of $0 in income taxes)                   -           -             -
                                         _________  __________  ____________

LOSS FROM DISCONTINUED
  OPERATIONS                                     -           -       (38,199)
                                         _________  __________  ____________


NET LOSS                                 $  (2,306) $   (2,610) $    (47,055)
                                         _________  __________  ____________


LOSS PER COMMON SHARE:
  Continuing operations                  $    (.00) $     (.00) $       (.00)
  Operations of discontinued
    mobile kiosk business                        -           -          (.01)
  Gain (loss) on disposal of
    discontinued operations                      -           -             -
                                         _________  __________  ____________

  Net Loss Per Common Share              $    (.00) $     (.00) $       (.01)
                                         _________  __________  ____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three       From Inception
                                            Months Ended        on March 10,
                                             March 31,          2000 Through
                                         ____________________     March 31,
                                            2004      2003           2004
                                        __________  _________  _____________
Cash Flows from Operating Activities:
 Net loss                               $   (2,306) $  (2,610) $     (47,055)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation                                   -          -         10,030
  Impairment loss                                -          -         13,312
  Changes in assets and liabilities:
    Increase (decrease) in
     accounts payable                        1,445       (255)         2,130
    Increase in accounts
     payable - related party                     -          -          5,045
                                        __________  _________   ____________
        Net Cash (Used)
         by Operating Activities              (861)    (2,865)       (16,538)
                                        __________  _________   ____________

Cash Flows from Investing Activities:
 Proceeds from sale of property
  and equipment                                  -      5,575          5,575
 Payments for property and equipment             -          -        (28,917)
                                        __________  _________   ____________
        Net Cash Provided (Used)
         by Investing Activities                 -      5,575        (23,342)
                                        __________  _________   ____________

Cash Flows from Financing Activities:
 Proceeds from issuance
  of common stock                                -          -         87,200
 Payments for stock offering costs               -          -        (13,617)
 Proceeds from line of credit                    -          -         10,606
 Payments on line of credit                      -          -        (10,606)
                                        __________  _________   ____________

        Net Cash Provided by
         Financing Activities                    -          -         73,583
                                        __________  _________   ____________


Net Increase (Decrease) in Cash              (861)      2,710         33,703

Cash at Beginning of Period                 34,564     36,584              -
                                        __________  _________   ____________
Cash at End of Period                   $   33,703  $  39,294   $     33,703
                                        __________  _________   ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $        -  $       -   $        465
   Income taxes                         $        -  $       -   $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2004 and March 31, 2003:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Revenue Recognition - The Company previously recognized revenue based on the terms of lease agreements with third parties. The Company currently has no sources of revenue.

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued mobile kiosk business:

                                           For the Three    From Inception
                                            Months Ended     on March 10,
                                             March 31,       2000 Through
                                         __________________    March 31,
                                            2004     2003        2004
                                         ________ _________ _______________
    Revenue                              $      - $       - $         4,800
    General and administrative                  -         -         (29,222)
    Impairment loss                             -         -         (13,312)
    Interest expense                            -         -            (465)
                                         ________ _________ _______________
    Net loss                             $      - $       - $       (38,199)
                                         ________ _________ _______________

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

  The modular structure and the beverage equipment were depreciated over their estimated useful lives of ten and three years, respectively. Depreciation expense for the three months ended March 31, 2004 and for the year ended December 31, 2003 amounted to $0 and $0, respectively.

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004 an operating loss carryforwards of approximately $47,000 which may be applied against future taxable income and which expire in various years through 2024.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which include the net operating loss and the difference between the book and tax basis of depreciable assets, are approximately $7,000 and $6,700 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2004 is approximately $300.

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

                       MOBILE DESIGN CONCEPTS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - For the three months ended March 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                           For the Three     From Inception
                                            Months Ended      on March 10,
                                             March 31,        2000 Through
                                        ___________________     March 31,
                                            2004     2003          2004
                                        _________  _________  _____________
  Loss from continuing operations
    (numerator)                          $ (2,306) $  (2,610) $      (8,856)
  Loss from discontinued
    operations (numerator)                      -          -        (38,199)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                                 -          -              -
                                        _________  _________  _____________
  Loss available to common
    shareholders  (numerator)           $  (2,306) $  (2,610) $     (47,055)
                                        _________  _________  _____________
  Weighted average number of
    common shares outstanding for
    the period (denominator)            4,812,800  4,812,800      4,640,481
                                        _________  _________  _____________

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

                         Mobile Design Concepts, Inc.



Date:  May 17, 2004           by:        /s/ Lynn Dixon
                         Lynn Dixon, President and Secretary/Treasurer