Form 10QSB
period 2004-06-30
MOBILE DESIGN CONCEPTS
filed 2004-07-21
CIK 1119700

EXHIBIT 32

 CERTIFICATION PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  July 20, 2004          by:        /s/ Lynn Dixon

                         Lynn Dixon, President and Secretary/Treasurer