Form 10KSB
period 2004-12-31
BIOACCELERATE HOLDINGS INC
filed 2005-06-13
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the seven months ended December 31, 2004

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                        Commission file number: 333-43126

                          BIOACCELERATE HOLDINGS, INC.


                 (Name of small business issuer in its charter)


            Nevada                                                87-0650219
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

          712 Fifth Avenue, New York, NY,                           10019
------------------------------------------------------           ----------
        (Address of principal executive offices)                 (Zip Code)

                                 (212) 897-6849
                             ----------------------
                          (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:

                      Title of each class registered: None
                         Name of each exchange on which
                                registered: OTCBB

Securities registered under Section 12(g) of the Exchange Act:
                                      Common Stock par value $0.001
                                    : Preferred Stock par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer had no revenues for its most recent fiscal year.

As of June 2, 2005 the issuer had 42,924,508 shares of common stock outstanding.

Based on the average of the closing bid and asked prices of the issuer's common stock on June 2, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $ 182,429,150.

Documents incorporated by reference: See Item 13, Exhibits page 32.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                    CONTENTS


                                                                            PAGE

PART I

   Item 1.  Description of Business............................................3
   Item 2.  Description of Property...........................................18
   Item 3.  Legal Proceedings.................................................18
   Item 4.  Submission of Matters to a Vote of Security Holders...............18

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchase of Equity Securities ..........19
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........19
   Item 7.  Financial Statements..............................................21
   Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................31
   Item 8a. Controls and Procedures ..........................................32

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act...............................................32
   Item 10. Executive Compensation............................................34
   Item 11. Security Ownership of Certain Beneficial Owners,
            Management and related Stockholder matters........................35
   Item 12. Certain Relationships and Related Transactions....................35
   Item 13. Exhibits and Reports on Form 8-K..................................36
   Item 14. Principal Accountant Fees and Services............................37

SIGNATURES  ..................................................................37

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Corporate Formation

Bioaccelerate Holdings, Inc ("Bioaccelerate" or "Company"), formerly Mobile Design Concepts, Inc. ("Mobile"), acquired Bioaccelerate, Inc. ("BI") in an exchange of stock on September 23, 2004. Simultaneously with the exchange of stock, Mobile Design Concepts, Inc. changed its name to Bioaccelerate Holdings, Inc. Mobile was organized under the laws of the State of Nevada on March 10, 2000. Mobile was formed to design, manufacture, and lease mobile kiosks and other structures the operation was discontinued on December 31, 2002.

The Company is examining opportunities in both start-up and emerging companies in the biopharmaceutical sector.

BI was organized under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers, Inc. On July 25, 2003 the Company changed its name to Bioaccelerate, Inc.

The Company was formed to capitalize on opportunities in the biopharmaceutical market through the development of compounds and also companies that will commercialize those compounds. The Company acquires and develops pharmaceutical assets, both corporate and physical. The company focuses on five medical areas, cancer, cardiovascular disease, lifestyle, central nervous system disorders, and anti-viral, areas with a current combined global market value of in excess of $250 billion, according to Reuters Business Insight

Business

Bioaccelerate (or "The Company") acquires and develops pharmaceutical compounds that have substantial medical and commercial value. The companies in which Bioaccelerate currently has interests focus on five vertical therapeutic areas; Oncology, Specialty Pharma, Central Nervous System, Cardiovascular and Infection. These therapeutic areas represent a current combined market opportunity in excess of $250 billion.

Reducing risk, accelerating speed to market

Bioaccelerate uses a virtual development network to accelerate the development of multiple early stage compounds to Phase II/III clinical development. The Company believes that this strategy creates a lower risk business model, since its network enables the timely and cost effective passage from the discovery process up to Phase II/III where substantial incremental value is created.

Innovation complemented by a diverse partner network

Bioaccelerate's innovative approach focuses on the use of latest technologies to cut development costs and reduce the amount of time that a drug spends in development. Bioaccelerate's key objective is to create value through its aggressive development of existing companies and compounds, as well as;

o Identifying additional compounds for portfolio companies;

o Entering into partnering, co-development and marketing agreements with large pharmaceutical and other biotech companies, speeding time to market for the compounds being developed;

o Using industry expertise, business contacts and insights of in-house scientific and business management to develop synergies and establish collaborative agreements;

o Orchestrating a network of development resource to ensure efficiency in the development process;

o Creating substantial shareholder value through the development of existing and further portfolio companies, via the deep asset base of identified compounds that Bioaccelerate has access to via established relationships.

A strategic approach to creating value

Large pharmaceutical companies need additional products to fill depleted pipelines. Bioaccelerate believes it has developed a cost effective process which provides a link between early stage drug candidates and large pharmaceutical companies. Currently, funding is increasingly only available from the capital markets for later stage companies. Bioaccelerate develops and consolidates multiple early stage products in standalone companies in vertical therapeutic areas until critical mass and development milestones are achieved. At this stage the company is then ready to access further funding from the capital markets. This affords orphan/individual technologies an opportunity to be developed while giving academic institutions and scientists access to development capital for early stage compounds. Bioaccelerate's drug development strategy includes in-licensing compounds from various academic, research and medical centers where the company has developed extensive relationships. Bioaccelerate is constantly reviewing these development opportunities to establish which products offer the best strategic fit with other companies in its portfolio.

A proven depth of expertise

Bioaccelerate has a proven management team with a broad base of experience in pharmaceutical & biotechnology companies as well as capital markets. The management team is responsible for company-wide initiatives, significant operating decisions and policymaking. This team works alongside a scientific advisory board whose function is to advise the Company on scientific aspects of product selection and development.
Bioaccelerate conducts its business directly and through its subsidiaries. Bioaccelerate Holdings inc. currently holds 100% of Bioaccelerate inc. ,Bioaccelerate Ltd. and Bioaccelerate Ltd (BVI), and through these subsidiaries a significant equity interest in the following thirteen biotech companies:


Oncology:                Evolve Oncology, Inc. (49%), Genar Oncology, Inc.
                         (94%), Innovate Oncology,  Inc. (90%), OncBio, Inc.
                         (90%)

Specialty Pharma:        Innova Lifestyle, Inc. (94%),
                         Amilar Pharmaceuticals Inc, (94%)

                         Enhance Biotech, Inc. (22.4%)

Central Nervous System:  CNS Thera, Inc. (94%), NeuroBioscience, Inc (19%),

Cardiovascular disease:  InnCardio, Inc. (94%) BioCardio, Inc. (50 %)

Anti-infective:          Anvira, Inc. (94%)


As at December 31,2004 the Company also has investments in Advance Nanotech Inc (AVNA.OB), Australian Cancer Technologies Ltd (ACU.AX), JPS Holdings and Llama Biotech Ltd

Our management believes that large pharmaceutical companies need additional drugs to fill depleted drug development pipelines, particularly since many existing products of large pharmaceutical companies will soon be losing patent protection. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. We believe that the large in-house basic and applied research staffs of those large pharmaceutical companies increase the overhead of those companies and may also engender institutional resistance to acquisition or development of in- licensed drugs, resulting in costs and delays in development of new drugs by those companies. It also appears to us that that many individual scientists and medical research institutions may lack the expertise or resources to develop promising early stage drug candidates.

Bioaccelerate's business goal is to act as a cost-effective pharmaceutical development organization, identifying commercially viable early-stage compounds from academic, research and medical centers where Bioaccelerate has forged strong relationships, and utilizing our expedited product development structure to provide a cost-effective link between early-stage drug candidates and large pharmaceutical companies. Bioaccelerate achieves its value by providing management expertise and funding to develop the products assigned to its portfolio companies and achieves shareholder value by taking the portfolio companies public and benefiting from the upside in share price of those portfolio companies as and when milestones are achieved in the development of the compounds.

Strategy

Bioaccelerate and its subsidiaries select, in-license and group, early- stage compounds which their respective managements deem promising in the stand-alone companies which Bioaccelerate has organized by vertical therapeutic areas. Bioaccelerate may utilize its own resources for the initial operations of a newly-formed subsidiary, including its initial in- licensing. However, when a subsidiary company's product pipeline reaches critical mass and achieves certain development milestones, it is intended that the subsidiary company will seek additional funding from the capital markets on its own. Since funding is often only available for later-stage compounds, Bioaccelerate's development resources make it possible for academic institutions and scientists to pursue early- and mid-stage develop of orphaned compounds and technology.

Bioaccelerate generally favors in-licensing compounds in the early- to mid-stages of development to reduce the risks and costs associated with new molecular entity (NME) and new chemical entity (NCE) development. Bioaccelerate will continue to advance its clinical development strategy, balancing in-licensing and reformulations with NME and NCE development when it feels it is appropriate.

Bioaccelerate enters into development, marketing and partnership agreements with laboratories, industry experts and large pharmaceutical companies to develop, test and seek regulatory approval for drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management rather than doing that work in-house, Bioaccelerate is able to maintain a limited infrastructure, particularly as compared with large pharmaceutical companies. Our management believes that this strategy offers a lower risk model for achieving incremental value for investors in new drug products, allows us to accelerate the time it takes for new products to reach the critical Phase II/III clinical trials level, and creates an efficient and cost-effective route from discovery to commercializing a product.

Research and Development

The structure of our research and development activity is designed to enable the best choices to be made as to where and how the projects are run and resourced. Each is managed as a discreet project with its own budget and project manager. Where and when possible projects make common use of the resources and contracted facilities enlisted at each stage. We manage our projects through ongoing review of scientific data, making use of our broadly experienced Management and Scientific Advisory Board to assist in this process and by supplementing these programs with our cost allocations as required to move toward regulatory approval. Our cost allocations are based primarily on pre-established development budgets set out in our agreements with research and co-development partners. Costs attributed to Research and Preclinical projects largely represent our pipeline generating activities. See Item 6. "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of research and development spending trends.

                 OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE

1. ONCOLOGY

Oncology is the therapeutic market with the largest portfolio of products in development by Bioaccelerate and its subsidiaries. Reuters Business Insight forecasts the global cancer treatment market to grow from $34.3 billion in 2002 to $42.8 billion in 2007. Their research also indicates that the innovative cancer therapy market will triple from $4.3 billion in 2001 to $12.3 billion in 2007.

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

Bioaccelerate through it's subsidiaries is developing a platform of compounds which have been selected to target multiple cancers, instead of focusing on only one specific disease area. This approach management believes will enhance the compounds future values and give the drugs a greater chance of success.

2. SPECIALTY PHARMA

The specialty pharma segment of the global pharmaceutical marketplace is projected to grow from $22.9 billion in 2002 to $29 billion by 2007, according to Reuters Business Insight. Bioaccelerate's management believes its three lifestyle drug subsidiary companies are poised to take advantage of some of the most potentially lucrative segments, including sexual dysfunction, skin diseases and addiction.

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

Enhance Biotech recently acquired Ardent Pharmaceuticals Inc., a privately held biotechnology company with an extensive research and development pipeline that includes a number of pre- clinical and clinical drug candidates in the areas of moderate to severe pain, urinary incontinence, premature ejaculation, depression and cardio protection. Pursuant to the merger agreement, Ardent became a wholly-owned subsidiary of Enhance Biotech and the former Ardent stockholders received Enhance Biotech securities amounting, on a fully- diluted basis, to 45% of Enhance Biotech's outstanding equity securities, post- merger. Shareholders of Enhance Biotech own 55 % of the merged entity.

INNOVA LIFESTYLE. Innova Lifestyle seeks to acquire, develop and commercialize drugs for lifestyle disorders including acne, alcohol addiction and female sexual dysfunction. Awareness has been increasing about the need for effective and safe female stimulants to treat female sexual dysfunction. Analysts at Reuters Business Insight say this disorder is still poorly defined and understood, evidenced by their research that indicates that between 19% and 43% of women in the general population suffer from sexual dysfunction. Despite that prevalence, only 26% of women across the major markets seek treatment. Bioaccelerate believes treatment for female sexual dysfunction may be a major market opportunity following in the footsteps of the strong public response to male erectile and premature dysfunction treatments coming to market now.

AMILAR PHARMACEUTICALS. Amilar Pharmaceuticals seeks to acquire, develop and commercialize drugs to treat lifestyle disorders. Bioaccelerate's portfolio of products under development concentrates on treatments for alcohol addiction, osteoarthritis, interstitial cystitis, osteoarthritis and irritable bowel syndrome. Alcohol addiction affects a patient population of 47 out of every 1000 adults. The current market for this product is estimated to be $300 million.

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

4. CARDIOVASCULAR DISEASE

Among the cardiovascular diseases, a disorder of lipid metabolism called dyslipidemics has had the fastest growth in global sales. In 2002, the global anti-dyslipidemics market generated sales of $21.86 billion and Reuters Business Insight forecasts annual sales to rise to $32.6 billion by 2008. Dyslipidemics is often used as a blanket term to describe any imbalance in the level of blood lipids (fats) and a variety of conditions characterized by either excessively high or excessively low levels of certain lipids in the bloodstream, including cholesterol and triglycerides. Within cardiovascular disease, hypercholester-olemia is the most common risk, with an average prevalence rate of 43.8% in the seven major markets.

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

Product Development

A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively.

On November 1st, 2004 the Company entered into a contract with Faustus Forschungs Cie, Translational Cancer Research GMBH for the co development of nine compounds targeted at various forms of Cancer.

The Company believes the use of third-parties to develop and manufacture its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were preformed by internal personnel who were required to support all of the Company's product development activities. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company. Over time, the Company expects to build internal capabilities to replace certain development functions now contracted to outside parties.

This contract approach to product development requires project management by professionals with substantial industry experience. The Company will continue to evaluate prospective additions to its in-house expertise, as well as opportunities for contract and advisory services in areas of critical importance to all of its proposed products, including the management of current development teams. These areas include regulatory affairs, marketing and sales, quality assurance, manufacturing, clinical trials management, finance, information systems and general management.

The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected.

Research Product Pipeline

The Company will continue to invest in the research and development of existing and new products, including those that could extend the applications of existing technologies. The Company is currently evaluating a number of product candidates arising from various academic facilities and other biotech companies.

Market Overview

The pharmaceutical industry is characterized by ongoing convergence and consolidation. Large pharmaceutical companies continue to experience depleted product pipelines and reduced research and development ("R&D") productivity, as measured by declining numbers of approved new chemical entities despite year-on-year increases in R&D spending.

ONCOLOGY

Cancer is not a single disease, but a set of several hundred distinct neoplastic entities that together represent the third largest disease burden of any therapeutic area. According to the 2003 Facts and Figures report issued by the American Cancer Association, men in the United States have an approximately 1 in 2 chance of developing cancer during their lifetime. The increasing age of the population and the continuing morbidity and mortality associated with this disease confirm the need for continued scientific research and the development of new therapies.

o In 2004 over 10 million people were diagnosed with cancer, by 2015 this is forecast to reach 15 million. Six million people die from cancer every year, representing 12% of deaths worldwide.

o The National Cancer Institute estimates the overall cost of cancer in the U.S. to be in excess of $100 billion. Treatment of breast, lung and prostate cancers accounts for over half the direct medical costs.

o The global cancer market was valued at $34.3 billion in 2002, a 16.5% increase on previous year's sales of $29.5 billion. Cytotoxic drugs were the largest class, followed by hormonal therapeutics. A fast growing category was a class that includes cytokines and monoclonal antibodies. This class, known as the innovative therapy category, was driven by widespread physician uptake which led to growth of over 57%.

o Oncology is currently the most active area of research for multi-national pharmaceutical companies. BMS is currently the leading player in the oncology market in revenue terms, with total oncology sales of $3.71 billion equating to a 10% market share.

SPECIALTY PHARMA

Specialty pharma (including `lifestyle' drugs) enhance or improve human function in individuals who believe that their problems - from sexual dysfunction to diabetes, incontinence and obesity - negatively affect normal aspects of everyday living. These conditions should be capable of being defined and diagnosed with reference to measurable characteristics, of known etiology, and prospective patients must be capable of being targeted and convinced of the value of pharmacotherapy.

o The appeal of Specialty drugs lies in their ability to improve physical and mental well-being and as an alternative to making lifestyle changes.

o The ability to create new disease markets, as is currently happening in the area of female sexual dysfunction, will cause the overall Specialty pharma market to expand significantly over the next two decades.

o When developing and defining a new Specialty condition: (a) the disorder must be capable of being clearly defined and diagnosed with reference to measurable characteristics, (b) the epidemiology of the condition must be known, and (c) prospective patients must be capable of being targeted and convinced of the value of pharmacotherapy.

o According to definition and included conditions, the global market for Specialty/lifestyle medicines is estimated at close to $22 billion. Leading contributors to this total include Sexual function, ED ($2.5 billion); Smoking, alcohol ($1.5 billion); Oral contraceptives ($4.0 billion); Obesity ($1 billion); Selected dermatological conditions ($4.0 billion); Inflammatory Bowel Disease ($2.0 billion); and Fatigue ($2.0 billion).

CENTRAL NERVOUS SYSTEM
CNS (Central Nervous System) products represent a large and fast-growing sector of the pharmaceutical market. The segment is based on neurological and psychiatric conditions, which have been estimated to account for over 15% of the disease burden within the world's developed economies. Conditions include Alzheimer's Disease, Depression, Epilepsy, Migraine, Multiple Sclerosis, Pain, Parkinson's Disease and Schizophrenia.

o The worldwide population with CNS disorders is steadily rising. This is being driven by an aging population, improving diagnostic techniques, increasing physician and patient awareness and a gradual shift away from the social stigma traditionally attached to many psychiatric conditions.

o As the prevalence of CNS disorders rises, so does the cost. In the US, it is estimated that over 20% of healthcare expenditure is directed towards CNS related disorders. Alzheimer's disease alone is estimated to cost the US economy $100 billion annually, with a prevalent population of over 4m.

o Neuroscience (CNS) world market value is over $98 billion, growing at 11% per annum.

o The global CNS market is dominated by four major players, GlaxoSmithKline, Eli Lilly, Pfizer and Janssen, who hold a combined market share of 38.8%.

CARDIOVASCULAR

The Cardiovascular market is one of the largest of all pharmaceutical sectors. Cardiovascular disease includes heart failure, atrial fibrillation, stable angina and peripheral arterial disease. Acute thrombotic events, including unstable angina, myocardial infarction, deep vein thrombosis, pulmonary embolism and stroke also contribute to the burden of disease. Risk factors including hypercholesterolemia, hypertension, diabetes and obesity predispose the development of cardiovascular disease in later life.

o Cardiac therapy holds enormous potential for new drugs due to high unmet need within substantial patient populations.

o Cardiovascular world market value is currently valued at $116 billion. Cardiovascular disease accounts for 17 million deaths globally each year. The Statin market has a world market value of $26 billion

o Antithrombotics sales grew to just under $10 billion in 2002, with antiplatelet therapies representing a 58% share of the class.

o Pfizer is the dominant player in the global cardiovascular market with a 19% market share.

INFECTION

Infectious diseases continue to be a leading cause of morbidity and mortality across the globe. They are a leading cause of death, accounting for a quarter to a third of the estimated 54 million deaths worldwide in 1998. However, new and re-emerging infectious diseases may pose a rising global health risk. The spread of infectious diseases can result as much from changes in human behaviour - from lifestyles, land use patterns, increased trade and travel to inappropriate use of antibiotic drugs - as from mutations in pathogens.

o The three main types of infections for which there is a significant market are, in terms of Causitive Micro-organisms; - bacterial - fungal viral

In terms of the total anti-infective market, the contribution of the anti-infective segment increased from 14% in 1996 to 22% in 2001.

o The Infection world market in 2004 was valued at $53 billion.

o There are around 30 key drugs in the Infection market. There are a number a very large selling broad spectrum antibiotics dominating the Infection market, such as Zithromax (Pfizer), Cipro (Bayer) and Augmentin (GSK) The Intron franchise of Schering-Plough, which is used for the treatment of hepatitis C infections, dominates the antiviral drugs market with a share of around 17%. Combivir, GlaxoSmithKline's combination drug for the treatment of HIV, is the second leading antiviral drug and has a market share of 10%.

o The major players in the Infection market are GlaxoSmithKline, Schering-Plough, Bristol Myers Squibb, Hoffman La Roche, Merck, Abbott Laboratories, Pfizer, J&J and Bayer. GlaxoSmithkline is the market leader with a share of 20%. Pfizer is the second largest player with a market share of 10%.

Patents and Proprietary Rights

The Company's success will depend, in part, upon our ability to obtain and enforce protection for our products under United States and foreign patent laws, as well as other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third-parties. Our policy is to file patent applications in the United States, European Union and foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Also, we rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

Through our current co-development and licensing agreements, we have acquired the right to utilize technology covered by multiple issued patents and multiple patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patent will be issued for any application or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us may have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

We could incur substantial costs in defending ourselves in infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our business and prospects. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. No assurance can be given that any of these licenses would be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more of our products.

We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose this technology or that we can meaningfully protect our trade secrets.

It is our policy to require our employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentially agreements upon the commencement of employment or consulting relationships or collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Government Regulation

Our products are subject to extensive regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and the European Union European Medicines Evaluation Agency ("EMEA"), as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA and EMEA before we can begin marketing our products in the United States and European Union, respectively. Similar approvals are also required in other countries.

Product development and approval within these regulatory frameworks is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the government review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors. In particular, during 2003 the FDA implemented a reorganization to consolidate review of new pharmaceutical products within the FDA's Center for Drug Evaluation and Research ("CDER"). Prior to this reorganization, the FDA's Center for Biologics Evaluation and Research ("CBER"), reviewed new biological products, while CDER reviewed new drug products and combination drug/biological products. We do not believe the FDA's reorganization will significantly affect the review process of our product candidates; however we are monitoring events within the FDA and EMEA, to keep pace with current developments.

The necessary steps before a new pharmaceutical product may be sold in the United States ordinarily include:

o pre-clinical laboratory and animal tests;

o submission to the FDA of an investigational new drug application which must become effective before clinical trails may commence;

o completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

o submission to the FDA of a marketing authorization application; and

o FDA review and approval of the marketing authorization application prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Furthermore, the FDA, an institution review board or the Company may suspend a clinical trial at any time for various reasons, including finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of pre-clinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a marketing authorization application for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a marketing authorization application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third-parties compete with us in developing various approaches to lifestyle disorders. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collection royalties for proprietary technology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

o advance our lead product candidates and technology platforms;

o obtain required government and other public and private approvals on a timely basis;

o enter into corporate partnerships;

o license additional technology;

o maintain a proprietary position in our technologies and products; and

o attract and retain key personnel.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

Bioaccelerate has twelve full-time employees. Of these, eight are management employees and four are administrative or support staff. Of these employees, six are located in our offices in New York, and six are located in our offices in London, England. All of our employees have executed customary confidentiality and restrictive covenant agreements.

                                  RISK FACTORS

Our business, financial condition or operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating the Company and its prospects.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE OPERATING RESULTS. WE HAVE NOT GENERATED ANY REVENUES TO DATE.

Since our inception, we have been primarily engaged in organizational activities, including developing a strategic operating plan, in-licensing or acquiring drug compounds which we believe to be promising, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing our products. We have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made.

WE HAVE INCURRED NET LOSSES SINCE COMMENCING BUSINESS AND EXPECT FUTURE LOSSES.

To date, we have incurred significant net losses, including net losses of $ 120,938,652 for seven months ended December 31, 2004. At December 31, 2004, we had an accumulated deficit of $123,887,554. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

CLINICAL TRIALS FOR OUR PRODUCTS WILL BE EXPENSIVE AND MAY BE TIME CONSUMING, AND THEIR OUTCOME IS UNCERTAIN, BUT WE MUST INCUR SUBSTANTIAL EXPENSES THAT MAY NOT RESULT IN ANY VIABLE PRODUCTS.

Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials.

Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.

Completion of clinical trials for any product may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

* inability to manufacture sufficient quantities of materials for use in clinical trials;

* slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

* inability to adequately follow patients after treatment;

* unforeseen safety issues or side effects;

* lack of efficacy during the clinical trials; or

* governmental or regulatory delays.

We rely primarily upon third parties for development and testing of our products and technologies. If our development agreements do not proceed as planned, we may incur delay in the commercialization of products which would delay our ability to generate sales and cash flow from their sales.

WE MAY FAIL TO ADDRESS RISKS WE FACE AS A DEVELOPING BUSINESS WHICH COULD ADVERSELY AFFECT THE IMPLEMENTATION OF OUR BUSINESS PLAN.

We are prone to all of the risks inherent to the establishment of any developmental stage business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

* maintain and increase our product portfolio;

* implement and successfully execute our business and marketing strategy;

* continue to develop new products and upgrade our existing products;

* respond to industry and competitive developments; and

* attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.

WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO DEVELOP PRODUCTS.

To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Most products resulting from our or our collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

* discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

* failure to receive necessary regulatory approvals;

* inability to manufacture on a large or economically feasible scale;

* failure to achieve market acceptance; or

* preclusion from commercialization by proprietary rights of third parties.

To date, our resources have been substantially dedicated to the acquisition, research and development of products and technologies. Most of the existing and future products and technologies developed by us will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Our product development efforts may not be successful. We may fail to receive required regulatory approvals from U.S. or foreign authorities for any indication. Any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND OUR PRODUCTS REQUIRE OTHER REGULATORY APPROVALS WHICH MAKES IT MORE EXPENSIVE TO OPERATE OUR BUSINESS.

Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

FDA Regulation. All pharmaceutical manufacturers in the United States are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

* initiate court action to seize unapproved or non-complying products;

* enjoin non-complying activities;

* halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;

* recall products which present a health risk; and

* seek civil monetary and criminal penalties.

Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, would have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our revenue and cash flow.

FDA Approval Process. We have a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA- approved new drug application before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application before they may by marketed in the United States. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices and drugs subject to an approved new drug application or abbreviated application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the new drug application or abbreviated application.

The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

Foreign Regulatory Approval. Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell some of our products outside of the United States before submitting an application for approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed.

Changes in Requirements. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Changes could require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

The products under development by us may not meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, we may not be able to obtain regulatory approval for any of our products. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. Our failure to obtain and maintain regulatory approvals for products under development would have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

WE MAY NOT BE SUCCESSFUL IN RECEIVING ORPHAN DRUG STATUS FOR CERTAIN OF OUR PRODUCTS OR, IF THAT STATUS IS OBTAINED, FULLY ENJOYING THE BENEFITS OF ORPHAN DRUG STATUS.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. We may not be successful in receiving orphan drug status for certain of our products. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status also grants marketing exclusivity in the United States for a period of seven years following approval of the new drug application, subject to limitations. Orphan drug designation does not provide any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

Our business strategy could involve obtaining orphan drug designation for certain of the products we have under development. We do not know whether any of our products will receive an orphan drug designation with the FDA and EMEA. Orphan drug designation does not prevent other manufacturers from attempting to develop the same drug for the designated indication or from obtaining the approval of a new drug application for their drug prior to the approval of our new drug application. If another sponsor's new drug application for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitations. Competing products may not receive orphan drug designations and FDA marketing approval before the products under development by us.

New drug application approval of a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which products developed by us have received orphan drug designation and new drug application approval. Prescribing of approved drugs for unapproved uses, commonly referred to as "off label" use, could adversely affect the marketing potential of products that have received an orphan drug designation and new drug application approval. In addition, new drug application approval of a drug with an orphan drug designation does not provide any marketing exclusivity in foreign markets.

The possible amendment of the Orphan Drug Act by the United States Congress has been the subject of frequent discussion. Although no significant changes to the Orphan Drug Act have been made for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. The precise scope of protection that may be afforded by orphan drug designation and marketing approval may be subject to change in the future.

THE USE OF OUR PRODUCTS MAY BE LIMITED OR ELIMINATED BY PROFESSIONAL GUIDELINES WHICH WOULD DECREASE OUR SALES OF THESE PRODUCTS AND, THEREFORE, OUR REVENUE AND CASH FLOWS.

In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flows.

WE RELY ON LICENSING OR PURCHASING PRODUCTS AND TECHNOLOGIES TO GROW OUR PRODUCT PORTFOLIO, AND MAY NOT BE EFFECTIVE IN LICENSING OR ACQUIRING NEW PRODUCTS WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GROW OUR BUSINESS AND BECOME PROFITABLE.

We have adopted a license and acquisition strategy to build our product portfolio. Unless and until we develop and introduce a sufficient number of our own products, we must rely upon the availability for licensing or purchasing of products or technologies of other pharmaceutical or biotechnology companies. Our success in executing this strategy depends on our continued ability to identify and acquire new pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. Other companies, including those with substantially greater financial, marketing and other resources than us, compete with us for the right to license or acquire these products. We may not be successful in identifying potential product licensing or acquisition opportunities. If any of these opportunities are identified, we may not be able to obtain these licenses or complete these acquisitions on acceptable terms. We may not be able to successfully integrate any licensed or acquired products or technologies into our product portfolio. Our failure to obtain licenses for, or complete acquisitions of, products or technologies within a selected strategic therapeutic market segment or to promote and market commercially successful products or technologies within an existing strategic therapeutic market segment could have a material adverse effect on our ability to grow our business and become profitable. Once we have obtained rights to a product or technology and committed to payment terms, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate sufficient sales or any subsequent reduction of sales could have a material adverse effect on our revenue and cash flows.

GENERIC PRODUCTS WHICH THIRD PARTIES MAY DEVELOP MAY RENDER OUR PRODUCTS NONCOMPETITIVE OR OBSOLETE.

An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow.

BECAUSE MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER CAPABILITIES AND RESOURCES, THEY MAY BE ABLE TO DEVELOP PRODUCTS BEFORE US OR DEVELOP MORE EFFECTIVE PRODUCTS OR MARKET THEM MORE EFFECTIVELY WHICH WOULD LIMIT OUR ABILITY TO GENERATE REVENUE AND CASH FLOW.

Competition in our industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and new drug application approval or other forms of protection, our competitors may develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may be more effective than any of those that are being or will be developed by us. The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our revenue and cash flow.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND EVOLVING THERAPIES, OUR TECHNOLOGIES AND PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow

WE PRIMARILY DEPEND ON OTHERS FOR CLINICAL TESTING OF OUR PRODUCTS WHICH COULD DELAY OUR ABILITY TO DEVELOP PRODUCTS.

We do not currently have any internal product testing capabilities, although one of our subsidiaries is in the process of acquiring some product testing capabilities. Our inability to retain third parties for the clinical testing of products on acceptable terms would adversely affect our ability to develop products. Any failures by third parties to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development of products may adversely affect our potential profit margins and our ability to develop and deliver products on a timely basis.

WE DEPEND ON OTHERS TO MANUFACTURE OUR PRODUCTS AND HAVE NOT MANUFACTURED THEM IN SIGNIFICANT QUANTITIES.

We have never manufactured any products in commercial quantities, and the products being developed by us may not be suitable for commercial manufacturing in a cost-effective manner. Manufacturers of products developed by us will be subject to current good manufacturing practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with current good manufacturing practices or applicable foreign requirements. Failure by a manufacturer of our products to comply with current good manufacturing practices or applicable foreign requirements could result in significant time delays or our inability to commercialize or continue to market a product and could have a material adverse effect on our sales of products and, therefore, our cash flow. In the United States, failure to comply with current good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and our officers and employees.

WE HAVE LIMITED SALES AND MARKETING CAPABILITY, AND MAY NOT BE SUCCESSFUL IN SELLING OR MARKETING OUR PRODUCTS.

The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We currently have very limited sales and marketing capabilities, and intend to rely upon third parties to perform those functions. To the extent that we enter into co- promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. If we desire to market any products directly, we will need to develop a more fulsome marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

WE DEPEND ON PATENT AND PROPRIETARY RIGHTS TO DEVELOP AND PROTECT OUR TECHNOLOGIES AND PRODUCTS, WHICH RIGHTS MAY NOT OFFER US SUFFICIENT PROTECTION.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through license agreements, we seek to acquire the right to utilize the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Patents may not be issued from these applications and issued patents may not give us adequate protection. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted therunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others.

We could incur substantial costs in defending infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our ability to sell products or use patents in the future. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. These licenses may not be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more products.

We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets which could limit our ability to exclusively produce products.

We require our employees, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

IF WE LOSE KEY MANAGEMENT OR OTHER PERSONNEL OUR BUSINESS WILL SUFFER.

We are highly dependent on the principal members of our scientific and management staff. We seek to develop and manage our business on a cost-effective basis, with limited overhead, and one principal means of doing so is to rely upon a relatively small management team. We also rely on consultants and advisors, including our scientific advisors, to assist us in formulating our research and development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly-qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our scientific and management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would adversely affected.

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth will place a significant strain on our management and information systems and resources and operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our ability to institute our business plan.

BECAUSE WE HAVE INTERNATIONAL OPERATIONS, WE WILL BE SUBJECT TO RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES.

Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

* difficulty in establishing or managing distribution relationships;

* different standards for the development, use, packaging and marketing of our products and technologies;

* our inability to locate qualified local employees, partners, distributors and suppliers;

* the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and

* general geopolitical risks, such as political and economic instability,

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING WHICH COULD AFFECT OUR ABILITY TO OPERATE AS A GOING CONCERN.

We will need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business.

If adequate financing is not available, we may be required to delay, scale back or eliminate some of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop. Any inability to obtain additional financing, if required, would have a material adverse effect on our ability to continue our operations and implement our business plan.

THE PRICES WE CHARGE FOR OUR PRODUCTS AND THE LEVEL OF THIRD-PARTY REIMBURSEMENT MAY DECREASE AND OUR REVENUES COULD DECREASE.

Our ability to commercialize products successfully depends in part on the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third-party payors. Government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility distributors will have with respect to, and the reimbursement status of, newly approved health care products.

In the United States, for instance, we expect that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. Government imposed controls could decrease the price we receive for products by preventing the recovery of development costs and an appropriate profit margin. Any of these cost controls could have a material adverse effect on our ability to make a profit. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, they could adversely affect the prospects for sales of our products.

ACTIONS TAKEN BY FEDERAL AND/OR STATE GOVERNMENTS WITH REGARD TO HEALTH CARE REFORM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OUR PROSPECTS.

Third-party payors may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. If third-party payors were to make this type of arrangement with one or more of our competitors, they would not reimburse patients for purchasing our competing products. This could cause the acceptance and/or use of our products to decline. This lack of reimbursement would diminish the market for products developed by us and could have a material adverse effect on us.

OUR PRODUCTS MAY BE SUBJECT TO RECALL.

Product recalls may be issued at our discretion or by the FDA, the FTC or other government agencies having regulatory authority for product sales. Product recalls, if any in the future, may harm our reputation and cause us to lose development opportunities, or customers or pay refunds. Products may need to be recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us, our prospects, our financial condition and results of operations.

WE MAY FACE EXPOSURE FROM PRODUCT LIABILITY CLAIMS AND PRODUCT LIABILITY INSURANCE MAY NOT BE SUFFICIENT TO COVER THE COSTS OF OUR LIABILITY CLAIMS RELATED TO TECHNOLOGIES OR PRODUCTS.

We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users thereof. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. Although we intend to obtain and maintain product liability insurance on our technologies and products at levels with which management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that we will obtain an appropriate level of liability insurance coverage for our development and marketing activities. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell our products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical.

WE MAY BE LIABLE FOR THE USE OF HAZARDOUS MATERIALS.

Our research and development activities may involve the use of hazardous materials, chemicals and/or various radioactive compounds by our collaborative partners. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our resources. Our future collaborative partners may incur substantial costs to comply with environmental regulations, which costs may be passed on to us.

WE MAY ENCOUNTER SIGNIFICANT FINANCIAL AND OPERATING RISKS IF WE GROW OUR BUSINESS THROUGH ACQUISITIONS.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience. The price of our common stock is likely to be volatile and subject to wide fluctuations.

The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive offices are located at 712 Fifth Avenue, 19th Floor, New York, New York, 10019-4108. Our telephone number there is 646 723 8946. We occupy 5,000 square feet of office space at Savannah House, Charles II Street, London telephone +44 (0) 207 451 2478. The premises are held on a three-year lease from July 28, 2004. Part of the space is currently sublet on monthly licenses generating income of $18,000 per month, including contributions to rates and service charges. The total rent rates and service charges payable are approximately $39,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

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

On August 6, 2004, the Registrant announced that it had entered into an agreement to acquire all of the issued and outstanding common stock of Bioaccelerate, Inc., a Delaware corporation. The transaction involved, , a name change for the Company , change of management, relocation of the corporate office and a 3.5 to 1 reverse stock split.

This transaction (the "Acquisition") was completed on September 23, 2004, along with the effectuation of a 3.5 to 1 reverse split of the Registrant's outstanding common stock reducing its pre-acquisition outstanding common shares from 4,812,800 to 1,375,085. Pursuant to the Acquisition, the Registrant issued 32,325,000 common shares to the shareholders of Bioaccelerate, Inc., in a nonpublic issuance exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(1), Section 4(6) and/or Regulation D. The shareholders were all accredited investors. After the issuance of the 32,325,000 shares of the Registrant's authorized but unissued common stock in the Acquisition, to the former shareholders of Bioaccelerate, Inc., the Registrant has 33,700,085 shares of its common stock issued and outstanding. The Registrant also (1) changed its corporate name from Mobile Design Concepts, Inc. to Bioaccelerate Holdings, Inc., (2) changed its corporate address to New York , and (3) had a complete change of corporate officers and directors. As a part of the Acquisition, Lynn Dixon resigned effective September 23, 2004, as the sole officer and director of the Registrant and a new Board of Directors was elected and new officers were appointed. The following two persons were appointed as the principal executive, financial, operating, and accounting officers of the Registrant. Lee Cole 44 CEO, President & Director, Linden Boyne 61 CFO, Secretary-Treasurer & Director

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On September 23rd, 2004. The Company began trading on the Over-The- Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") under the ticker symbol "BACL". The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended December 31, 2004. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:


                         2004:                      HIGH    LOW
                                                      $      $
             Quarter Ended March 31, 2004             --      --
             Quarter Ended June 30, 2004            1.40    1.40
             Quarter Ended September 30, 2004      14.00    1.40
             Quarter Ended December, 31, 2004      14.00   10.75


STOCKHOLDERS

There are approximately 150 shareholders of record of our common stock.

DIVIDENDS

The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The company has made allocation for up to ten percent of the stock for allocation to staff and officers under authorized equity compensation plans; however no plan was instigated in the reported year while the company was established . It is expected that a plan will be submitted to the Board for approval and implementation early in the next financial year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our product development programs; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in our common stock.

The following is a discussion of our financial condition and results of operations as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company, including the Notes thereto, which are included elsewhere herein.

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the periods ended December 31, 2004 and May 31, 2004. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business, of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1) STOCK BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plans.

(2) RESEARCH AND DEVELOPMENT

The Company conducts its research and development with numerous academic research facilities, other biotechnology companies and clinical research organizations. Such expenses are expense as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

RESULTS OF OPERATIONS

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

During the seven months ended December 31, 2004, work continued on the product development programs as planned and the individual items are detailed below. The period ended December 31, 2004, compared to the year ended May 31, 2004:

General and administrative expenses increased from $1,180,681 in the year ended May 31, 2004, to $2,631,959 in period to December 31, 2004. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Additional staff including two new Directors recruited during the year to accelerate development of our range of existing clinical and pre clinical compounds. Consultants continue to be engaged with specialist areas to assist our permanent staff.

Research & Development expenses for the seven months ended December 31, 2004, were $10,990,406 as compared with $717,694 in the previous year. The main reasons for the increase was the full consolidation of Evolve Oncology, Inc into the accounts and additional expenses in connection with the development of several of our product candidates in five therapeutic areas and also in the identification of additional portfolio compounds.

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

Since our inception we have incurred significant losses. As of September 2004, we had an accumulated deficit of $123,887,554. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2008.

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

OUR 12 MONTH PLAN OF OPERATIONS SUBJECT TO ADEQUATE  FINANCING

We plan to continue development all the compounds in our portfolio subject to critical review by our management. Our use of the latest technologies to cuts development costs and reduces the amount of time that a compound spends in development. We will use the expertise and market knowledge of our in house scientific and business management to develop synergies and establish collaborative agreements. We anticipate that the Credit facilities we have in place will enable to continue to programme as planned.

LIQUIDITY & CAPITAL RESOURCES

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. The Company has a $32,500,000 line of credit facility as of December 31, 2004. $4,047,574 of the line is outstanding. The facility accrues interest at the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. As of December 31, 2004, the interest rate was 1.5%. In February 2004, Bioaccelerate, Inc sold 5,100,000 shares of common stock at $1.00 per share and received net proceeds of $4,816,781 after expenses. At December 31, 2004 cash and marketable securities totaled approximately $364,690. The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personal-related costs, cost related to preclinical testing and clinical trials. The Company intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators

BASIS OF PRESENTATION

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations aggregating $120,938,652, $2,100,238, and $123,887,554, for the seven months and year ended
December 31, 2004 and May 31, 2004, and the period from inception to December 31, 2004. In addition, the Company has working capital and stockholder deficits at December 31, 2004, of $7,619,082 and $8,212,213 and has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, utilize its credit facilities, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base. Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page

Accountants Reports                                                          22

Balance Sheets  as of December 31, 2004                                      23

Statements of Operations for the years ended December 31, 2004, and
  since Inception                                                            24

Statements of Stockholders'(Deficit) from Inception                          25

Statements of Cash Flows for the years ended December 31, 200,May 31 2004
And since Inception.                                                         26

Notes to the Consolidated Financial Statements                               27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Bioaccelerate Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Bioaccelerate Holdings, Inc. (a Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the seven months ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioaccelerate Holdings, Inc. (a Development Stage Company) as of December 31, 2004, and results of its operations and its cash flows for the seven months ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficit and no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 10, 2005

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of BIOACCELERATE INC.

I have audited the accompanying balance sheet of Bioaccelerate Inc., (a development stage company) as of May 31, 2004 and the related statements of loss, cash flows and shareholders' equity (deficiency), for the year ended May 31, 2004, and for the period from December 29, 1995 (inception) to May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standard require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioaccelerate Inc., as of May 31, 2004, and the results of its operations and its cash flows for the year then ended May 31, 2004 and for the period from December 29, 1995 (inception) to May 31, 2004 in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern.

F.E. Hanson, Ltd Arlington, VA. October 14,2004

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004

ASSETS
Current Assets
                                                                    $    364,690
                       Cash and cash equivalents
                       Prepaid expenses                                   49,314
                       Other accounts receivable                         137,846
                                                                    ------------
                         Total Current Assets                            551,850
                                                                    ------------

Property and equipment, net                                              284,768
                                                                    ------------

Other Assets
                       Other assets                                       19,230
                       Other long term investments                     2,202,871
                                                                    ------------
                                                                       2,222,101
                                                                    ------------

                                                                    $  3,058,719

                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
                                                                    $     36,874
                       Bank loans and overdrafts
                       Accounts payable                                3,043,256
                       Accrued expenses                                  166,907
                       Due to related parties                            876,321
                       Loans payable                                   4,047,574
                                                                    ------------
                         Total Current Liabilities                     8,170,932
                                                                    ------------

Long-Term Debt                                                         3,100,000
                                                                    ------------

Stockholders' (Deficit)
                       Preferred Stock, par value $.001;
                       10,000,000 shares authorized;
                       none issued and outstanding                            --
                       Common Stock, par value $.001;
                       100,000,000 shares authorized;
                       39,794,362 issued and outstanding                  39,794
                       Additional paid in capital                    116,002,867
                       (Deficit) accumulated in the development
                       stage                                        (123,887,554)
                       Other comprehensive income
                       Currency translation adjustment                  (367,320)
                                                                    ------------
                       Total Stockholders' (Deficit)                  (8,212,213)
                                                                    ------------
                                                                    $  3,058,719
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                      From Inception
                                                    Seven Months         Year          November 1,
                                                        Ended           Ended           1999 to
                                                    December 31,        May 31,        December 31,
                                                        2004             2004              2004
                                                    -------------    -------------    -------------
Revenue                                             $          --    $          --    $          --
                                                    -------------    -------------    -------------
Operating expenses

    Research and development                           10,990,406          717,694       11,708,100
    General and administrative                          2,631,959        1,180,681        4,661,304
    Non cash stock compensation                        59,822,239               --       59,822,239
                                                    -------------    -------------    -------------
Net operating (loss)                                   73,444,604        1,898,375       76,191,643
                                                    -------------    -------------    -------------
Other income (expenses)
Share of losses in affiliate                                   --         (362,441)        (362,441)
Non cash interest expense                             (36,931,308)              --      (36,931,308)
Minority interest share of losses in subsidiaries       6,820,830          160,578        6,981,408
Impairment charges                                    (17,383,570)              --      (17,383,570)
                                                    -------------    -------------    -------------
                                                      (47,494,048)        (201,863)     (47,695,911)
                                                    -------------    -------------    -------------

(Loss) attributable to common stockholders           (120,938,652)      (2,100,238)    (123,887,554)
Other Comprehensive Income
Foreign currency translation adjustments                 (206,693)        (160,627)        (367,320)

                                                    -------------    -------------    -------------
Comprehensive (loss)                                $(121,145,345)   $  (2,260,865)   $(124,254,874)
                                                    =============    =============    =============

Per share information - basic and idluted

Net (Loss) Per Common Share                         $       (3.63)  $       (0.09)
                                                    =============   =============

Weighted Average Number of Shares Outstanding          33,302,214      22,259,059
                                                    =============   =============

The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                Consolidated Statement of Stockholders' (Deficit)
         Period From Inception (November 1, 1999 ) to December 31, 2004


                                                    Common Stock         Additional                        Other          Total
                                                                          Paid In       Accumulated    Comprehensive   Stockholders'
                                                Shares       Amount       Capital        (Deficit)        Income        (Deficit)
                                              -----------    -------   -------------    -------------    ---------    -------------
Common shares issued for cash at $.0008 per
share                                           1,298,550    $ 1,000   $          --    $          --    $      --    $       1,000

Net (loss) for the period ended May 31, 2003           --         --              --         (848,664)          --         (848,664)
                                              -----------    -------   -------------    -------------    ---------    -------------
Balances as of May 31, 2003                     1,298,550      1,000
                                                                                  --         (848,664)          --         (847,664)

September 1, 2003 - Shares issued for
acquisition of Pharma Manufacturing
Services Limited at $.0008 per share           23,373,947     18,000              --               --           --           18,000

September 1, 2003 - Shares issued for
satisfaction of debt at $1.93 per share           811,612        811       1,561,724               --           --        1,562,535

Reclassification of paid in capital                    --      5,673          (5,673)              --           --               --

February, 2004 - Shares issued net of
funding costs for cash at $.73 per share        6,622,605      6,623       4,810,158               --           --        4,816,781

February 2, 2004 - Additional paid in
capital relating to shares issued by
subsidiary companies                                   --         --       8,879,507               --           --        8,879,507

May, 2004 - Shares issued for cash net of
funding costs at $.77 per share                   218,286        218         167,782               --           --          168,000

Net (loss) for the year ended May 31, 2004             --         --              --       (2,100,238)          --       (2,100,238)

Foreign currency translation adjustments               --         --              --               --     (160,627)        (160,627)
                                              -----------    -------   -------------    -------------    ---------    -------------

Balances as of May 31, 2004                    32,325,000     32,325      15,413,498       (2,948,902)    (160,627)      12,336,294
                                              -----------    -------   -------------    -------------    ---------    -------------

September 23, 2004 - Shares issued for the
net assets of Mobile Design Concepts, Inc.      1,375,086      1,375          23,444               --           --           24,819

December 2, 2004 - Shares issued for
services at $12.75 per share                    2,275,804      2,276      29,014,226               --           --       29,016,502

December 2, 2004 - Shares issued for
satisfaction of debt and payables of
$3,818,472 at $12.75 per share                  3,818,472      3,818      48,681,699               --           --       48,685,517

December 15, 2004 - Additional paid in
capital relating to share issuances by
subsidiary company                                     --         --      22,870,000               --           --       22,870,000

Net (loss) for the seven months
ended  December 31, 2004                               --         --              --     (120,938,652)          --     (120,938,652)

Foreign currency translation adjustments               --         --              --               --     (206,693)        (206,693)
                                              -----------    -------   -------------    -------------    ---------    -------------

Balances as of December 31, 2004               39,794,362    $39,794   $ 116,002,867    $(123,887,554)   $(367,320)   $  (8,212,213)
                                              -----------    -------   -------------    -------------    ---------    -------------

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                       From
                                                                                                     Inception
                                                                Seven Months                         November 1,
                                                                   Ended           Year Ended         1999 To
                                                                December 31,         May 31,        December 31,
                                                                    2004              2004              2004
                                                               -------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(120,938,652)      $ (2,100,238)    $ (123,887,554)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                       21,785             1,665            23,450

  Share of losses in affiliated companies                                 --           362,441           362,441

  Issuance of common stock for services and interest              96,753,547                --        96,753,547

  Write off of investments in affiliates to
  purchased research and development                               3,639,374                --         3,639,374

  Impairment charges                                              17,383,570                --        17,383,570
Changes in operating assets and liabilities:

  Increase (decrease) in other current assets                        528,532          (227,051)          301,481

  Increase in other accounts receivable                             (137,846)               --          (137,846)

  Increase in prepaid expenses                                       (49,314)               --           (49,314)

  Increase in accounts payable                                     2,619,553           174,464         2,794,017

  Increase in accrued expenses                                       (25,444)          192,351           166,907

  Increase in other current liabilities                            1,283,108                --         1,283,108
                                                               -------------      ------------      ------------
Net cash provided by (used in) operating
activities                                                         1,078,213        (1,596,368)       (1,366,819)
                                                               -------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of long term investments                               (3,589,472)               --        (3,589,472)

  Purchase of property and equipment                                (257,738)          (50,480)         (308,218)

  Investment in affiliate                                                 --        (4,001,815)       (4,001,815)

  Payment for purchase of subsidiaries
  - net of cash acquired                                                  --       (16,623,688)      (16,623,688)
                                                               -------------      ------------      ------------
Net cash (used in) investing activities                           (3,847,210)      (20,675,983)      (24,523,193)
                                                               -------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash                                       --        15,445,820        15,445,820

  Bank overdraft                                                      36,874                --            36,874

  Proceeds from loans payable                                      9,047,881         1,242,783        11,139,328
                                                               -------------      ------------      ------------

Net cash provided by financing activities                          9,084,755        16,688,603        26,622,022
                                                               -------------      ------------      ------------

Minority interest                                                 (6,820,830)        (6,820,830)              --
Effect of changes in exchange rates                                 (206,693)          (160,627)        (367,320)
                                                               -------------      ------------      ------------

                                                               -------------      ------------      ------------
Net increase (decrease) in cash and cash
equivalents                                                        (711,765)         1,076,455           364,690

Cash and cash equivalents at beginning of
period                                                             1,076,455                --                --

                                                               -------------      ------------      ------------
Cash and cash equivalents at end of period                     $     364,690      $  1,076,455      $    364,690
                                                               =============      ============      ============
Supplemental cash flow information:

  Cash paid for interest                                       $          --      $         --      $         --
                                                               =============      ============      ============
  Cash paid for income taxes                                   $          --      $         --      $         --
                                                               =============      ============      ============

Non cash investing and financing activities:

  Settlement of debt and payables with common
  shares                                                       $   3,818,472      $         --      $  3,818,472
                                                               =============      ============      ============
  Write off of marketable securities and
  related deferred taxes and other
  comprehensive income                                         $  16,875,000      $         --      $ 16,875,000
                                                               =============      ============      ============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 .NATURE OF THE BUSINESS

DESCRIPTION OF COMPANY: Bioaccelerate Holdings, Inc ("Bioaccelerate" or "Company"), formerly Mobile Design Concepts, Inc. ("Mobile"), acquired Bioaccelerate, Inc. ("BI") in an exchange of stock on September 23, 2004. Simultaneously with the exchange of stock, Mobile Design Concepts, Inc. changed its name to Bioaccelerate Holdings, Inc. Mobile was organized under the laws of the State of Nevada on March 10, 2000. Mobile was formed to design, manufacture, and lease mobile kiosks and other structures, the operation was discontinued on December 31, 2002.

The Company is examining opportunities in both start-up and emerging companies in the biopharmaceutical sector.

The Company has not yet generated revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7.

BI was organized under the laws of the State of Delaware on December 29, 1995, as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers, Inc. On July 25, 2003, the Company changed its name to Bioaccelerate, Inc.

BI has not generated revenue and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. On August 31, 2003, the holders of Bioaccelerate common stock agreed to a 5 for 1 reverse split of all of its outstanding shares. This reduced the amount of common stock outstanding from 5 million to 1 million shares. BI acquired Pharma Manufacturing Services Limited ("PMSL") on September 1, 2003 and issued 18,000,000 (post reverse split) shares to PMSL shareholders. The effect was to transfer operational control of BI to the former shareholders and directors of PMSL, making PMSL the acquirer for accounting purposes. PMSL subsequently changed its name to Bioaccelerate Limited.

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

The Company changed its year end from May 31, to December 31, to coincide with the year end of BI.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its majority owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of the following companies: Bioaccelerate Holdings, Inc (formerly Mobile Design Concepts, Inc.) Amilar Pharma Inc.
Anvira Inc.
Bioaccelerate BVI, LTD
Bioaccelerate, Inc.
Bioaccelerate Limited
Biocardio Inc.
CNS Thera Inc.
Cynat Onclogy Inc.
Evolve Oncology, Inc.
Genar Oncology Inc.
Inncardio, Inc.
Innova Lifestyle, Inc.
Innovate Oncology, Inc.
Oncbio Inc.

The year end for Evolve Oncology is February 28, and the financial statements included in the consolidation are as of February 28, 2005, and for the seven months then ended.

Use of Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Revenue Recognition

In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns. Revenue from services will be recorded at the time the services is completed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2004, the Company maintained a balance of $364,690 on deposit at two financial institutions.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows: Furniture and equipment - 3 to 7 years

Property and equipment consists of the following:

         Office furniture and computer equipment              $   308,218
         Less: accumulated depreciation                            23,450
                                                              -------------
                                                              $   284,768

Depreciation charged to operations aggregated $21,785 and $1,665 during the seven months ended December 31, 2004, and the year ended May 31, 2004.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the from the impaired assets. During the period ended December 31 2004, the company recorded impairments related to its investments in Australian Cancer Technologies Ltd., Evolve Oncology Inc. and JPS Holdings in the amount of $17,383,570 (see Note
11).

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Loss per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plans.

Marketable Securities

The Company will classify its holdings of free trading shares as marketable securities available for sale in accordance with the Statement of Financial Accounting Standard ("SFAS") No.115, "Accounting for Certain Investment in Debt and Equity Securities". The marketable securities will be reported at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income and loss in stockholder's (deficit) net of taxes. The specific identification method will be used to determine gains and losses when securities are sold. A decline in the market value below cost that is deemed to be other than temporary would result in a change to earnings in the period the decline occurs. Security holdings of quoted shares which are restricted are carried at the lower of cost and market value on the Company's balance sheet.

Equity Method

Investments in entities in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of the undistributed income (loss).

Research and Development

Research and development are charged to expense as incurred.

Foreign Currency Translation

Bioaccelerate Limited uses the British Pound as a primary functional currency . Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates prevailing during the year. Translation gains or losses not reflected in earnings are reported in accumulated other comprehensive losses in the stockholder's (deficit).

Minority Interests

Minority interests represent the interest of third parties in the net assets of certain subsidiary companies.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates an entity under the provisions of FIN 46-R (see Note 4).

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

NOTE 3 - BASIS OF PRESENTATION

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations aggregating $120,938,652, $2,100,238, and $123,887,554, for the seven months ended December
31, 2004, the year ended May 31, 2004, and the period from inception to December 31, 2004. In addition, the Company has working capital and stockholder deficits at December 31, 2004, of $7,619,082 and $8,212,213 and has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, utilize its credit facilities, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base. Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - REVERSE ACQUISITION WITH MOBILE DESIGN CONCEPTS, INC.

On September 23, 2004, Mobile Design Concepts, Inc. issued 32,325,000 shares of common stock to acquire all of the outstanding shares of Bioaccelerate, Inc. This transaction was completed after a 3.5 to 1 reverse stock split of the outstanding common stock, reducing its pre-acquisition outstanding common shares from 4,812,800 to 1,375,086. Bioaccelerate, Inc. is a development stage company that acquires and develops pharmaceutical compounds and products. Bioaccelerate, Inc. funds the development of early-stage compounds and Phase II/III clinical development. On the acquisition date, Bioaccelerate, Inc. had a majority equity interests in biotech companies that are developing new drugs in five therapeutic areas: cancer, cardiovascular disease, lifestyle, central nervous system disorders, and anti- infective. Mobile Design Concepts, Inc changed its corporate name to Bioaccelerate Holdings, Inc. The acquisition was accounted for as though it were a recapitalization of Mobile Design Concepts, Inc. and issuance by Bioaccelerate, Inc. of 1,375,086 shares of common stock for the net assets of Mobile Design Concepts, Inc. of $24,819.

NOTE 5 - INVESTMENTS

During September 2004 the Company invested $2,000,000 in Advance Nanotech, Inc. ("Advance") in exchange for 2,000,000 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 6. The shares received are considered restricted securities and represent approximately 6% of the outstanding shares of Advance subsequent to a private placement by Advance at $2.00 per share in February and March 2005. The shares are carried at the lower of cost or market of $2,000,000. The market value of the Advance shares as quoted on the OTCBB was $14.00 and $3.55 at December 31, 2004, and June 2, 2005.

Through December 2004 the Company acquired an aggregate of 3,928,804 common shares of Neuro Bioscience, Inc. ("Neuro"). The shares which were obtained as an inducement to provide future financing and have no cost basis. These shares are carried at the lower of cost or market of $0. The market value of the Neuro Bioscience shares as quoted on the Pink Sheets was $2.00 and $1.25 at December 31, 2004, and June 2, 2005.

During November 2004 the Company invested $1,366,536 in Australian Cancer Technology ("ACT") in exchange for 4,893,301 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 6. The shares received are considered restricted securities and represent approximately 4% of the outstanding shares of ACT. The shares are carried at the lower of cost or market of $191,083. The market value of the ACT shares as quoted on the ASX was $.23 and $.10 at December 31, 2004, and June 2, 2005.

Through December 2004 the Company acquired an aggregate of 12,169,260 common shares of Enhance Biotech, Inc. ("Enhance"). The shares, which, are considered restricted securities were acquired primarily as a result of the Company agreeing to set up a credit facility on behalf of Enhance as described in Note 9 and have no cost basis. These shares are carried at the lower of cost or market of $0. The market value of the Enhance shares as quoted on the Pink Sheets was $2.00 and $1.01 at December 31, 2004, and June 2, 2005. The Company is delinquent in filing its Form 10-KSB at December 31, 2004, and Form 10-QSB at March 31, 2005.

During August 2004 the Company invested $222,936 in JPS Holdings ("JPS"), a private Company. No trading information or financial information is available for JPS and the Company carries its investment at the lower of cost or market of $0.

The Company holds an investment carried at cost of $11,788.

NOTE 6 - LOANS PAYABLE

Credit Facilities

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $4,047,574 drawn against the balance of this credit facility at December 31, 2004 and as of December 31, 2004 the interest rate was 1.5%. The loan matures upon one of the events described above. During December 2004 the Company issued 2,893,090 shares of common stock in exchange for the cancellation of $2,893,090 of debt pursuant to this credit facility. The difference between the fair value of the shares of $36,886,898 and the amount of the debt settled, of $33,993,808, has been recorded as non cash interest expense (see Note 8). At June 2, 2005, the Company was indebted for $5,805,592 pursuant to this credit facility.

During September 2004 the Company entered into a senior secured credit facility with Lifescience Ventures, Limited ("Lifescience") under which Lifescience shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Lifescience shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Lifescience received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 per share and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Lifescience warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model, aggregates $12,800,000 and will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or
(iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Lifescience audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding, options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. During December 2004 the Company issued 250,000 shares of common stock in exchange for the cancellation of $250,000 of debt pursuant to this credit facility. The difference between the fair value of the shares of $3,187,500 and the amount of the debt settled, of $2,937,500, has been recorded as non cash interest expense (see Note 8). No amounts are outstanding pursuant to this credit facility at December 31, 2004.

During September 2004 the Company entered into a senior secured credit facility with Jano Holdings Limited ("Jano") under which Jano shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Jano shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Jano received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Jano warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model aggregates $12,800,000 and will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Jano audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission.
No amounts have been borrowed pursuant to this credit facility.

Convertible Loan

During December 2004 the Company borrowed an aggregate of $3,100,000 with interest at Libor (2.35% at December 31, 2004). The loan is convertible into common shares of the Company at equivalent terms to the Company's next financing, but not less than 1,550,000 shares. Should a financing not occur within 1 year, the loan shall accrue interest at Libor plus 10%. There is no specified repayment date on the loan.

NOTE 7 -  INVESTMENT IN AFFILIATES

Evolve Oncology

Through December 2004, the Company acquired 23,857,000 common shares of Evolve Oncology Inc. ("Evolve") these shares were obtained initially through the acquisition of Pharma Manufacturing Services Ltd. and the sale of Antibody Technologies Inc.

At December 31, 2004, the Company owned a 49.15% interest in Evolve. For accounting purposes, the Company is treating its capital investment in Evolve as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Evolve, such amounts are being charged to expense as incurred by Evolve since Evolve presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Evolve is considered a variable interest entity and has been consolidated. The creditors of Evolve do not have recourse to the general credit of the Company. Through December 31, 2004, the Company advanced Evolve an aggregate of $1,296,632.

A summary of financial position and results of operations of Evolve as of December 31, 2004, and the seven months then ended is as follows:

                Current assets                    $         --
                Property and equipment                  98,000
                                                  ------------
                                                  $     98,000

                Current liabilities               $  2,455,139
                Stockholders' (deficit)             (2,357,139)
                                                  ------------
                                                  $     98,000

                Sales                             $         --
                                                  ============
                Net (loss)                        $(40,360,050)
                                                  ============
                Minority interest in net (loss)   $  6,820,830
                                                  ============

Enhance Biotech

The Company holds a 22.4% interest in Enhance Biotech, Inc. ("Enhance") and accordingly, applies the equity method of accounting to its investment in Enhance. During the eleven months ended December 31, 2004, Enhance incurred a loss of $9,908,854. The Company's portion of the loss using the equity method of accounting of $2,221,823 exceeded the carrying value of the Company's investment which was $0 at December 31, 2004, and as such, the Company's share of the loss of Enhance was not charged to operations at December 31, 2004.

A summary of financial position and results of operations of Enhance at December 31, 2004, is as follows:


                     Current assets           $   871,283
                     Other assets                 958,296
                                              -----------
                                              $ 1,829,579

                     Current liabilities      $ 4,277,866
                     Long-term liabilities      3,170,588
                     Stockholders'(deficit)    (5,618,875)

                                              $ 1,829,579

                     Sales                    $        --
                                              ===========
                     Net loss                 $(9,908,854)
                                              ===========


The market value of the common shares of Enhance as quoted on the pink sheets was $2.00 and $1.01 at December 31, 2004, and June 2, 2005.

NOTE 8 - STOCKHOLDERS' (DEFICIT)

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, provided required information and acquired necessary subscription agreements, it could be liable for rescission of the sales or other actions, including SEC enforcement actions, if such exemptions were found not to apply or other violations occurred. This could have a material negative impact on the Company's financial position and results of operations.

On December 2, 2004, the Company issued 2,275,804 shares of common stock for services. The shares issued were valued at their fair market value of $29,016,502 or $12.75 per share.

On December 2, 2004, the Company issued 3,818,472 shares of common stock for the satisfaction of debt and payables of $3,818,472. The shares issued were valued at their fair market value of $48,685,517 or $12.75 per share. The difference of $44,867,045 between the fair value of the shares and the recorded amount of the debt has been charged to operations as non cash stock compensation or non cash interest.

On December 3, 2004, and August 16, 2004, one of the Company's consolidated subsidiaries issued 5,000,000 and 405,000 shares of its common stock for purchased research and development and services. These shares were valued at their fair market value of $22,870,000 which has been charged to operations.

On September 23, 2004, the Company issued 1,375,086 shares of Common Stock for the net assets of Mobile Design Concepts of $24,819 in conjunction with a recapitalization.

In May 2004 the Company issued 218,286 shares of Common Stock for cash net of funding costs at a value of $0.77 per share or $168,000.

In February 2004 the Company issued 6,622,605 shares of Common Stock for cash net of funding costs at a value of $0.73 per share or $4,816,781.

In February 2004 one of the Company's consolidated subsidiaries issued shares of its common stock for an acquisition. These shares were valued at their fair market value of $8,879,507.

On September 1, 2003, the Company issued 811,612 shares of Common Stock for the satisfaction of debt of $1,562,535 or $1.93 per share.

On September 1, 2003, the Company issued 23,373,947 shares of Common Stock for the acquisition of Pharma Manufacturing Services Ltd at a value of $0.0008 per share.

On November 1, 2002, the Company issued 1,298,550 shares of Common Stock for cash of $1,000 or $0.001 per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has offices in New York and London, England.

Bioaccelerate, Inc. entered into a lease on September 1, 2004, for a one year period to occupy office space in New York at a gross cost of $27,000 per month.

Bioaccelerate Limited occupies 5,000 square feet of office space in London. The premises are held on a three-year lease from July 28, 2004. The Company leases its office facilities under operating leases for gross monthly rent, including common area maintenance, of approximately $12,000. The office lease provides for no annual cost of living adjustments in the base rent and the warehouse leases provide for fixed annual increases in the base rent.

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to December 31, 2004, are as follows:

                        2005         $360,000
                        2006         $144,000
                        2007         $ 84,000

Rent expense for the seven months ended December 31, 2004 and the year ended May 31, 2004, was $217,139 and $161,000.

Credit Facility

On July 6, 2004, Bioaccelerate Inc. provided a credit facility to Evolve Oncology, Inc. of $5,000,000 repayable on the closing of a debt or equity financing in which the Evolve receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 5,000,000 warrants convertible into common stock at an exercise price of $2.60 on the commencement of the facility agreement.

On August 9th, 2004, Bioaccelerate Inc. provided a credit facility to Neuro Bioscience, Inc. of $1,225,000 repayable on the closing of a debt or equity financing in which the Neuro Bioscience receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 2,400,000 shares of common stock on the commencement of the facility agreement.

On August 11, 2004, Bioaccelerate Inc. provided a credit facility to Enhance Biotech, Inc. of $6,000,000 repayable on the closing of a debt or equity financing in which the Enhance receives at least $10,000,000 in gross proceeds. The facility attracts interest on the outstanding capital at the Applicable Federal Base Rate. The company received 1,500,000 warrants convertible into common stock at an exercise price of $3.00 on the commencement of the facility agreement.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the seven months ended and the year ended December 31, 2004, and May 31, 2004. The sources and tax effects of the differences are as follows:

          ---------------------------------------------------- -------
          Income tax provision at the federal statutory rate    34%
          ---------------------------------------------------- -------
          Effect of operating losses                           (34)%
          ---------------------------------------------------- -------
                                                                  0%
          ---------------------------------------------------- -------

As of December 31, 2004, the Company has a net operating loss carry forward of approximately $6,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2024. The deferred tax asset of approximately $2,000,000 relating to the operating loss carry forward has been fully reserved at December 31, 2004. The principal difference between the net operating loss for income tax purposes and for reporting purposes results from non cash stock compensation and impairment charges being deducted for reporting purposes.

NOTE 11 - IMPAIRMENTS

During December 2004 the Company determined that the intangible assets of Evolve aggregating $15,985,181 were impaired due to the uncertainty related to the ability of the Company to utilize these assets. The Company recorded an impairment charge to operations of $15,985,181 related to these intangibles.

During August 2004 the Company invested $222,936 in JPS Holdings ("JPS"), a private company. No trading information or financial information is available for JPS and the Company has recorded an impairment charge of $222,936 related to this investment.

During November 2004 the Company invested an aggregate of $1,366,536 in Australian Cancer Technology Ltd. ("ACT") a company traded on the Australian Stock Exchange. The fair market value of the shares as of December 31, 2004, was $191,083 and the Company recorded an impairment charge of $1,175,453 related to this investment.

NOTE 12 - MATERIAL YEAR END ADJUSTMENTS

During the quarter ended December 31, 2004, the Company determined that certain investments with a carrying value of $20,875,407 with a related deferred tax liability of $8,500,000 and unrealized gains on marketable securities included in other comprehensive income of $12,375,407 had been incorrectly carried on the Company's balance sheet. At December 31, 2004, the Company recorded a reversal of these accounts which had no effect on the results of operations for the seven months ended December 31, 2004.

NOTE 13 - RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company had an aggregate of $ 876,321 due to affiliates. These advances have no specified due date or interest rate.

NOTE 14 -  SUBSEQUENT EVENTS

Through March 2005 the Company issued an aggregate of 2,880,146 shares of common stock valued at their fair market value of $18,167,581 for consulting services and purchased research and development. The value of these shares which will be charged to operations.

On June 1, 2005 the Company issued 250,000 shares of Common Stock valued at their fair market value of $1,225,000 for consulting services. The value of these shares which will be charged to operations.

During February 2005 Inncardio, Inc. entered into an Acquisition Agreement wherein it agreed to be acquired by Softwall Equipment Corporation whereby Softwall Equipment Corporation acquired all of the outstanding common stock of Inncardio, Inc. in exchange for 16,500,000 common shares of Softwall. After the issuance of the 16,500,000 shares in the Acquisition, the Company had approximately 18,000,000 shares of its common stock issued and outstanding and changed its name to Inncardio, Inc.

On March 24, 2005, Inncardio Inc. entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") among Inncardio Inc., Cengent Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Inncardio Inc., and Cengent Therapeutics Inc. ("Cengent"), a privately held company. Pursuant to the Merger Agreement, CAC will merge with and into Cengent, and as a consequence of the merger (the "Merger") Cengent will become a wholly owned subsidiary of the Registrant. The Merger is expected to be consummated in the Fall of 2005.

On April 6, 2005, the Company filed a Definitive Information Statement disclosing that the Directors and majority of common stock holders had approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company par value $0.001 from 50 million to 100 million shares and the increase the number of authorized shares of preferred stock par value $0.001 of the Company from 1 million shares to 10 million shares.

Through May 2005 the Company borrowed an additional $1,758,018 pursuant to its credit facility with Technology Finance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In a form 10QSB/A filed on 24th November, 2004 the company reported a change of auditor. The Company and Pritchett, Siler, & Hardy, P.C. terminated their relationship, and the Company retained F E Hanson Limited. April, 2005 the company filed a Form 8-K reporting that F E Hanson Limited, had been dismissed as the company's auditor, and the Company appointed Stark, Winter, Schenkein & Co., LLP.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 2, 2005, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 2, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following are the current Directors and Executive Officers of the Company and their ages, as of June 2, 2005.


Name                  Age         Position

Lee Cole              44         CEO and Director
Frank Armstrong       47         President and Director
Kevin Bilyard         45         Senior Vice President and Director
Linden Boyne          61         CFO, Secretary and Director
Andrew Cosentino      50         Senior Vice President  and Director
Christopher O'Toole   46         Senior Vice President and Director
Nigel Rulewski        54         Senior Vice President and Director


All directors hold office until the next annual meeting of stockholders and until successors have been duly elected and qualified. There are no agreements with respects to the election of directors. Set forth below is certain biographical information regarding the Company's executive officers and directors:

LEE COLE, CEO AND DIRECTOR

Lee Cole has extensive experience in technology growth companies and the venture capital markets. Lee has been a principal of Tech Capital Group, a technology consulting and investment firm with stakes in private and public information and healthcare technology companies since 1998. Lee Cole is also a Director of Enhance Biotech Inc, Advance Nanotech Inc, NeuroBioscience Inc

FRANK ARMSTRONG, PRESIDENT AND DIRECTOR

Dr Frank Armstrong has extensive experience within the pharmaceutical sector. Frank was previously Head of Worldwide Product Development, for Bayer AG. Prior to that Frank was Senior VP at Zeneca responsible for their Worldwide Medical Organisation. During his career Frank has been responsible for multiple NDA's or MAAs for NCEs. He is also a Director of Innovate Onclogy Inc

KEVIN BILYARD, SENIOR VICE PRESIDENT AND DIRECTOR

Kevin Bilyard has more than 20 years of experience in drug discovery, product development, licensing strategy and corporate development at major pharmaceuticals, including AstraZeneca and GlaxoSmithKline. In addition to his position at Bioaccelerate, Mr. Bilyard is also Managing Director of Development & Management Resources Ltd., a UK-based consulting firm that provides business development and project management services to early- stage biotechnology and pharmaceutical companies.

From 1996 to 2000 Mr. Bilyard was Product Development Director and then Corporate Development Director at Quadrant Healthcare, a drug delivery biotechnology company. He held a variety of senior management positions at Zeneca Pharmaceuticals (now AstraZeneca) between 1989 and 1996. As International Marketing Manager, Mr. Bilyard planned an initiative that reduced the average drug development time to 5 years from the previous norm of 10 years or more. As international medical planning manager, he developed a template to improve the efficiency and increase the capacity of early-stage development projects, allowing more drug candidates to progress to the critical early clinical decision stage. Mr. Bilyard earned a Ph.D. in Medicinal Chemistry from University of London-University College in 1981.

LINDEN BOYNE, CFO, SECRETARY AND DIRECTOR

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 when the company was acquired . He is Secretary at a number of companies including Innovate Oncology, Inc, Advance Nanotech Inc and Enhance Biotech, Inc

ANDREW COSENTINO, SENIOR VICE PRESIDENT AND DIRECTOR

Andrew Cosentino has more than 25 years of experience addressing matters crucial to the success of developing and mature enterprises, including formation and structuring, capitalization (through public and private equity and debt transactions), operations, intellectual property acquisition and development, contracts, corporate governance, merger, acquisition and disposition, and recapitalization and reorganization of their businesses. Mr. Cosentino's practice, as a partner in large U.S.- based law firms included representation of biotechnology, software, high technology and Internet-related businesses, as well as clients in more mature industries, including United States-based enterprises and businesses based in Europe, Latin America and the Far East. Mr. Cosentino graduated from Yale University in 1976.

CHRISTOPHER O'TOOLE, SENIOR VICE PRESIDENT AND DIRECTOR

Christopher O'Toole has more than 20 years of experience in senior management, marketing and communications roles at international pharmaceuticals including GlaxoSmithKline, Schering-Plough and Quintiles Transnational in both industry and agency positions. He is Chief Executive Officer of Innova Lifestyles, which acquires, develops and commercializes drugs focused on lifestyle disorders, including alcohol dependency, acne and female sexual dysfunction.

Prior to joining Bioaccelerate, Mr. O'Toole served first as Executive Vice President from 1997 to 2000 and then President of Medical Action Communications
(MAC), a division of Quintiles Transnational. >From 1995 to 1997 he was the Vice President of International Marketing at Churchill Communications where he identified, secured and developed international programs for U.S.-based pharmaceutical and biotech companies. Mr. O'Toole was an International Strategic Marketing Manager at Schering-Plough in New Jersey from 1989 to 1995 where he created and implemented commercial and clinical strategies for products and portfolios internationally, such as a 15-country launch of an oral antibiotic. He was the Divisional Group Product Manager in the UK-division at Fisons Plc from 1986 to 1989 and product manager positions at Smith Kline & French (now GlaxoSmithKline) from 1976 to s1986.

DR. NIGEL RULEWSKI, SENIOR VICE PRESIDENT AND DIRECTOR

Dr. Nigel Rulewski has more than 25 years of clinical and regulatory expertise in drug development, including licensing, registration strategy, FDA presentations and approval negotiations as medical director at companies such as AstraZeneca and Fisons Plc. He joined Bioaccelerate in January 2004 as Chief Executive Officer of Innovate Oncology. Dr. Rulewski is also Chief Medical Officer for Bioaccelerate. Dr. Rulewski founded Evolve Oncology, which is among the publicly traded companies in the Bioaccelerate portfolio.

Prior to joining Bioaccelerate, Dr. Rulewski was Chief Medical Officer and a member of the board of directors at Procept, Inc. from 1998 to 2000. He held the position of Vice President-Medical Affairs at Astra USA, Inc. (now AstraZeneca) from 1990 to 1998, where his responsibilities included reviewing compounds to be in-licensed, negotiating agreements for worldwide or U.S. development rights and evaluating biotechnology companies for acquisition or partnership. In his role as Medical Director for International Operations at UK-based Fisons from 1985 to 1987, Dr. Rulewski's responsibilities included established medical departments for territories including South America, Japan and Israel He conducted and managed clinical research teams in areas including cardiovascular, respiratory drugs and devices, neurology and AIDS.

Dr. Rulewski earned his medical degree at the University of London, St. Bartholomew's Hospital Medical School in 1977 and practiced medicine for seven years. He is also a Director of Innovate Onclogy Inc

There are no agreements or understanding for an officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

                             EXECUTIVE COMPENSATION

Summary

Bioaccelerate has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Bioaccelerate has salaries and other compensation to its officers, directors or employees for the year ended December 31 2004 as detailed in the compensation table below. Bioaccelerate has a Service Agreement with Sterling Corporate and Financial Services for the provision of services by the CEO, CFO and Secretary together with certain financial and administrative staff at the rate of $30,000 per month.

Compensation Table


                                                    NUMBER SHARES  PERCENTAGE OF
                                                    (Beneficial        ISSUED
     NAME           DIRECTOR SINCE    COMPENSATION   and Legal)    OUTSTANDING
Frank Armstrong     Jan 1,   2005       $475,000
Kevin Bilyard       Jan. 1,  2004       $195,000      250,000            0.6%
Lee Cole            May 1,   2003              0            0              0
Linden Boyne        Nov. 19, 2003              0            0              0
Nigel Ruwleski      Jan.  1, 2004       $200,000      250,000            0.6%
Chris O'Toole       July 1,  2004       $200,000      250,000            0.6%
Andrew Cosentino    May 1,   2004              0      250,000            0.6



BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT There are no compensatory plans or arrangements of any kind, including payments to be received from Bioaccelerate, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with Bioaccelerate or its subsidiaries, or any change in control of Bioaccelerate, or a change in the person's responsibilities following a change in control of Bioaccelerate.
To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

 (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Scientific Advisory Board

The Company's Scientific Advisory Board includes recognized scientists and experts in the fields of male sexual dysfunction and male fertility enhancement, as well as drug development and design. The Scientific Advisory Board meets periodically with management and in smaller groups from time to time on an informal basis. The members assist the Company in identifying scientific and product development opportunities and reviewing with management the progress of our specific projects.

The members of our Scientific Advisory Board are the following:

PROFESSOR GAVIN VINSON is currently Chair of Biochemistry at Queen Mary and Westfield College, University of London. During the last decade, Professor Vinson held numerous posts at QMUL including Head of Division of Biomedical Science, Dean of the Faculty of Basic Medical Sciences, and Professor and Head of Department of Biochemistry. Throughout Professor Vinson's career he has published over 230 papers of original research, 30 reviews, book chapters and articles all in the field of molecular and cellular endocrinology, as well as approximately 300 abstracts of presentations at meetings. As a result of his prominent record, Professor Vinson has been honored as a Medallist of the Society for Endocrinology and the British Neuroendocrine Group. He is active as a prominent member of numerous specialist endocrinology bodies, including past Council member of the Society for Endocrinology and Editor-in-Chief of the Journal of Endocrinology. Professor Vinson holds B.Sc., Ph.D., and D.Sc. degrees from the University of Sheffield, Sheffield, UK.

GEORGE MARGETTS, M.D. has served as Chief Medical Consultant to Bioenvision Inc. since December 1998. Since 1990, Dr. Margetts has held the position of Managing Director, Stegram Pharmaceutical Ltd. From 1984 to 1990, Dr. Margetts served as Executive Vice-President Research and Managing Director of Sterling Winthrop Group, as well as its Medical Director between 1971 and 1989. Dr. Margetts holds
B. Pharm. and M.Sc. degrees from the University of London and M.R.C.S., L.R.C.P., M.D. and B.Sc. degrees from University College Hospital Medical School, London.

DR. MALCOLM THOMAS has held numerous senior management positions in Clinical Pharmacology at Glaxo Wellcome in both the UK and the United States. From 1981 to 1995, Dr. Thomas served as Head Clinical Pharmacology, at Glaxo Research Group in Ware, UK; and from 1995 to 1998, was appointed as Director Clinical Pharmacology, Glaxo Wellcome, Greenford, UK. From 1998 to 1999, Dr. Thomas served as United States Director Clinical Pharmacology, Glaxo Wellcome, at Research Triangle Park in North Carolina, before returning to Greenford to resume his duties as Director Clinical Pharmacology until 2001. Dr. Thomas is a recognized expert in early drug development up to and including Phase II clinical trials in therapeutic areas including cardiovascular, gastrointestinal, respiratory, migraine and rheumatology. Mr. Thomas holds B.Ch. and M.B. degrees from the University of Wales; M.R.C.P, United Kingdom; and F.R.C.P from the University of London. In 1980, Dr. Thomas received his accreditation from the Society of Clinical Pharmacology and Therapeutics (SCPT).

DR CLAUDE LARUELLE
Mr. Claude Laruelle, CEO and founder of CLL Pharma, has a broad experience (30 years) in the field of pharmaceutical developments. He started at the CNRS (Centre National de la Recherche Scientifique) in Paris and obtained his chemical engineer degree and PhD in Medicinal Chemistry from Paris-Sorbonne University. Mr. Laruelle served as founder and Managing Director of PANMEDICA GROUP (Subsidiary of VIRBAC) from 1979 to 1993.

DR GERALD CURTIS B.Sc., Ph.D.
DR. GERALD CURTIS was, until recently founder and Managing Director, Bowman Research Ltd., a UK-based contract research organization dedicated to the design, conduct and management of pre-clinical and clinical drug development. From 1966 to 1979, Dr. Curtis served as medical researcher and lecturer in Biochemistry at the University of Wales (UWCC); and from 1972 to 1981, held the position of Visiting Professor at the Department of Biochemistry and Molecular Biology, Northwestern University, Illinois, USA. Dr. Curtis was appointed as Senior Lecturer (1979-1981) and Reader (1987-1993) in Biochemistry at UWCC. From 1985 to 1993, Dr. Curtis served as Director of Organ Perfusion Unit, a University of Cardiff-based contract research organization and Managing Director (1993-1997) of BioDynamics Research Ltd., an independent privately owned CRO. From 1996 to 1999, Dr. Curtis was appointed Research Professor, University of Wales Institute, Cardiff. Dr. Curtis is a recognized expert in the development and validation of ex vivo systems for drug development and strategies for extrapolating data from animals to humans. Dr. Curtis has published numerous research reviews, papers, and proceedings, and holds a number of patents. Dr. Curtis received his BSc in Biochemistry and Physiology, Honors degree in Biochemistry, and Ph.D. in Biochemistry, from the University of Wales.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of our common stock as of December 31 , 2004 by (i) all those known by our management to be owners of more than five percent of the outstanding shares of common stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.



    NAME & ADDRESS OF                       AMOUNT & NATURE OF      PERCENT OF
    BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP    CLASS (1)

TITLE OF CLASS
--------------------------------------------------------------------------------
Lee Cole 712,Fifth Avenue, New York                nil
F Armstrong, Savannah House, London                nil
K Bilyard, Savannah House                         250,000              0.6
L Boyne, Savannah House, London                    nil
N Rulewski,712,Fifth Avenue< New York             250,000              0.6
C O'Toole, 712,Fifth Avenue< New York             250,000              0.6
A Cosentino, 712, Fifth Avenue, New York          250,000              0.6

                                                                     CURRENT
                                            BENEFICIAL OWNERSHIP    PERCENTAGE
NAME                                              OF STOCK          OF CLASS(1)
---------------------------------------     --------------------    ------------

All Executive officers
and directors as a group                       1,000,000               2.5

Jano Holdings, Suite F8,ICC,Gibraltar          3,968,410              10.0
Lifescience Ventures Ltd, Suite F8,ICC
            Gibraltar.                         3,443,254               8.6
Mommay Ltd 712, Fifth Avenue, New York         4,172,247              10.5
Technology Finance Inc, P.O. Box 3075,
       Roadtown, Tortolla, BVI                 5,169,322              13.0


(1) Based on a total of 39,794,362 shares of common stock outstanding as of December 31, 2004 on a fully diluted basis.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number                              Description
-------                             -----------
10.01 Agreement and Plan of Reorganization between Registrant and Bioaccelerate, Inc dated August 6th, 2004 (1)


10.02 Amendment to Agreement and Plan of Reorganization by and between Registrant and Bioaccelerate, Inc dated August 31, 2004 (2)


10.03           Certificate of Incorporation of Registrant (3)

10.03 (a)       Amendment to Certificate of Incorporation filed September 23,
                2004 (4)

10.04           Amended and Restated By-Laws of the Registrant (5)


10.05 Credit Facility Agreement by and between Technology Finance Inc and Bioaccelerate Inc dated February 9th, 2004

10.06 Credit Facility Agreement by and between Jano Holdings Limited and Bioaccelerate Holdings Inc dated 28th September, 2004

10.07 Credit Facility Agreement by and between Lifescience Ventures Limited and Bioaccelerate Holdings, Inc dated 28th September, 2004

(1) Incorporated by reference and filed as an Exhibit to Registrant's current Report on Form 8-K filed with the SEC on August 9, 2004.

(2) Incorporated by reference and filed as an Exhibit to Registrant's current Report on Form 8-K filed with the SEC on September 27, 2004

(3) Incorporated by reference and filed as an Exhibit to Registrant's SB/2 filed with the SEC on August 4, 2000

(4) Incorporated by reference and filed as an Exhibit to Registrant's current Report on Form 8-K filed with the SEC on September 27, 2004

(5) Incorporated by reference and filed as an Exhibit to Registrant's SB/2 filed with the SEC on August 4, 2000


31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A Form 8-K filing was filed on 9th August 2004 , reporting that the Company entered into an agreement to acquire all of the issued and outstanding common stock of Bioaccelerate, Inc., a Delaware corporation. A Form 8-K filing as filed on 27th September 2004, reporting the completion of the acquisition of Bioaccelerate Inc. All 8-K's filed are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by our Principal Accountants for the audits of the Company's annual consolidated financial statements for 2005 and 2004 and other services.



                                                  2005          2004
                                                --------      --------
          Audit Fees                            $ 42,300     $ 14,000

          Audit-Related Fees                          --           --

          Tax Fees                                     0            0

          All Other Fees                              --           --
                                                --------     --------

          Total Fees                            $ 42,300     $ 14,000
                                                ========     ========

AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our Principal Accountant in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

TAX FEES consist of fees billed for tax advice, tax compliance and tax planning services.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

The Company has not yet appointed an Audit Committee. Our Board of Directors approves the engagement of our independent auditors to render audit and non-audit services before these services are rendered. All of the services performed by the Company's Principal Accountant for us were pre-approved by the Directors.

SIGNATURES

Persuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                          Bioaccelerate Holdings, Inc.


Date: June 10, 2005                             By:  /s/ Lee Cole
                                                     ---------------------------
                                                                        Lee Cole
                                                         Chief Executive Officer



                                                By:  /s/ Linden Boyne
                                                     ---------------------------
                                                                    Linden Boyne
                                                         Chief Financial Officer