Form 10KSB/A
period 2004-12-31
BIOACCELERATE HOLDINGS INC
filed 2005-06-14
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Denver, Colorado
June 14, 2005

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

F.E. Hanson, Ltd Arlington, VA. October 14,2004

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004

ASSETS
Current Assets

                       Cash and cash equivalents                    $    364,690
                       Prepaid expenses                                   49,314
                       Other accounts receivable                         137,846
                                                                    ------------
                         Total Current Assets                            551,850
                                                                    ------------

Property and equipment, net                                              284,768
                                                                    ------------

Other Assets
                       Other assets                                       19,230
                       Other long term investments                     2,202,871
                                                                    ------------
                                                                       2,222,101
                                                                    ------------

                                                                    $  3,058,719

                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
                                                                    $     36,874
                       Bank loans and overdrafts
                       Accounts payable                                3,043,256
                       Accrued expenses                                  166,907
                       Due to related parties                            876,321
                       Loans payable                                   4,047,574
                                                                    ------------
                         Total Current Liabilities                     8,170,932
                                                                    ------------

Long-Term Debt                                                         3,100,000
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

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                       From
                                                                                                     Inception
                                                                Seven Months                         November 1,
                                                                   Ended           Year Ended         1999 To
                                                                December 31,         May 31,        December 31,
                                                                    2004              2004              2004
                                                               -------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(120,938,652)      $ (2,100,238)    $ (123,887,554)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                       21,785             1,665            23,450

  Share of losses in affiliated companies                                 --           362,441           362,441

  Issuance of common stock for services and interest              96,753,547                --        96,753,547

  Write off of investments in affiliates to
  purchased research and development                               3,639,374                --         3,639,374

  Impairment charges                                              17,383,570                --        17,383,570
Changes in operating assets and liabilities:

  Increase (decrease) in other current assets                        528,532          (227,051)          301,481

  Increase in other accounts receivable                             (137,846)               --          (137,846)

  Increase in prepaid expenses                                       (49,314)               --           (49,314)

  Increase in accounts payable                                     2,619,553           174,464         2,794,017

  Increase in accrued expenses                                       (25,444)          192,351           166,907

  Increase in other current liabilities                            1,283,108                --         1,283,108
                                                               -------------      ------------      ------------
Net cash provided by (used in) operating
activities                                                         1,078,213        (1,596,368)       (1,366,819)
                                                               -------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of long term investments                               (3,589,472)               --        (3,589,472)

  Purchase of property and equipment                                (257,738)          (50,480)         (308,218)

  Investment in affiliate                                                 --        (4,001,815)       (4,001,815)

  Payment for purchase of subsidiaries
  - net of cash acquired                                                  --       (16,623,688)      (16,623,688)
                                                               -------------      ------------      ------------
Net cash (used in) investing activities                           (3,847,210)      (20,675,983)      (24,523,193)
                                                               -------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash                                       --        15,445,820        15,445,820

  Bank overdraft                                                      36,874                --            36,874

  Proceeds from loans payable                                      9,047,881         1,242,783        11,139,328
                                                               -------------      ------------      ------------

Net cash provided by financing activities                          9,084,755        16,688,603        26,622,022
                                                               -------------      ------------      ------------

Minority interest                                                 (6,820,830)        6,820,830                --
Effect of changes in exchange rates                                 (206,693)         (160,627)         (367,320)
                                                               -------------      ------------      ------------

                                                               -------------      ------------      ------------
Net increase (decrease) in cash and cash
equivalents                                                        (711,765)         1,076,455           364,690

Cash and cash equivalents at beginning of
period                                                             1,076,455                --                --

                                                               -------------      ------------      ------------
Cash and cash equivalents at end of period                     $     364,690      $  1,076,455      $    364,690
                                                               =============      ============      ============
Supplemental cash flow information:

  Cash paid for interest                                       $          --      $         --      $         --
                                                               =============      ============      ============
  Cash paid for income taxes                                   $          --      $         --      $         --
                                                               =============      ============      ============

Non cash investing and financing activities:

  Settlement of debt and payables with common
  shares                                                       $   3,818,472      $         --      $  3,818,472
                                                               =============      ============      ============
  Write off of marketable securities and
  related deferred taxes and other
  comprehensive income                                         $  16,875,000      $         --      $ 16,875,000
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

NOTE 6 - LOANS PAYABLE

Credit Facilities

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $4,047,574 drawn against the balance of this credit facility at December 31, 2004 and as of December 31, 2004 the interest rate was 4%. The loan matures upon one of the events described above. During December 2004 the Company issued 2,893,090 shares of common stock in exchange for the cancellation of $2,893,090 of debt pursuant to this credit facility. The difference between the fair value of the shares of $36,886,898 and the amount of the debt settled, of $33,993,808, has been recorded as non cash interest expense (see Note 8). At June 2, 2005, the Company was indebted for $5,805,592 pursuant to this credit facility.

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

On May, 4th, 2005 the company filed a Form 8/K reporting that the company had terminated F E Hanson Limited as the company's auditor and appointed Stark, Winter, Schenkein, & Co LLP as the company auditor. Registrant provided F E Hanson Limited, the former accountant, with a copy of the disclosures it is making herein prior to the filing of this Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") and requested that F E Hanson Limited furnish the Registrant a letter addressed to the SEC stating if F E Hanson Limited does not agree with the representations made within this report 8-K. The decision to change auditors was approved by the Board of Directors. The former accountant only acted for the Registrant from November 2004. The prior accountant did not render any report on the financial statements for the past two years which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years and any subsequent interim period preceding the termination there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Simultaneously with the termination of its relationship with F E Hanson Limited., Registrant retained Stark, Winter, Schenkein, & Co., LLP, as registrant's independent auditors. Stark, Winter, Schenkein, & Co LLP's address is 7535 East Hampden Avenue, Suite 109, Denver, CO, 80231

The Registrant's Board of Directors approved the appointment of Stark, Winter, Schenkein, & Co LLP as the Registrant's independent accountants on April 29, 2005.

During the most recent fiscal year and subsequent interim period, Registrant has not consulted with Stark, Winter, Schenkein, & Co LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).


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

On May, 4th, 2005 the company filed a Form 8/K reporting that the company had terminated F E Hanson Limited as the company's auditor and appointed Stark, Winter, Schenkein, & Co LLP as the company auditor.

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