Form 10QSB
period 2005-03-31
BIOACCELERATE HOLDINGS INC
filed 2005-07-07
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-43126

                          BIOACCELERATE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



               NEVADA                                          87-0650219
----------------------------------                           --------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                 712 Fifth Avenue, 19th Floor New York, NY 10019
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 897-6849
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of $.001 par value common shares outstanding at June 2, 2005:
42,924,508

                           BIOACCELERATE HOLDINGS, INC
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                      3

Item 2   Management's Discussion and Analysis or Plan of Operations           12

Item 3   Controls and Procedures                                              20


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    21

Item 2   Sales of Unregistered Equity Securities and Use of Proceeds          21

Item 3   Defaults Upon Senior Securities                                      21


Item 4   Submission of Matters to a Vote of Security Holders                  21

Item 5   Other Information                                                    21

Item 6   Exhibits                                                             21

         Signatures                                                           22

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements


                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           (Unaudited) March 31, 2005

ASSETS
Current Assets
    Cash and cash equivalents                                                    $     791,618
    Prepaid expenses                                                                   523,679
    Accounts receivable                                                                117,745
    Other accounts receivable                                                           77,373
                                                                                 -------------
       Total Current Assets                                                          1,510,415
                                                                                 -------------

Property and equipment, net                                                            991,410
                                                                                 -------------
Other Assets
    Other assets                                                                       983,473
    Patents, net                                                                       601,072
    Other long term investments                                                      2,202,871
                                                                                 -------------
                                                                                     3,787,416
                                                                                 -------------
                                                                                 -------------
                                                                                 $   6,289,241
                                                                                 =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
    Bank loans and overdrafts                                                    $     713,665
    Accounts payable                                                                 4,116,347
    Accrued expenses                                                                 2,155,215
    Due to related parties                                                             379,200
    Loans payable                                                                    9,719,602
    Current portion of long-term debt                                                   91,277
    Other current liabilities                                                          611,186
    Deferred revenue                                                                    50,000
                                                                                 -------------
       Total Current Liabilities                                                    17,836,492
                                                                                 -------------

    Deferred revenue                                                                 1,187,500
    Long-term debt                                                                   5,226,665
                                                                                 -------------
                                                                                     6,414,165
                                                                                 -------------

Stockholders' (Deficit)
              Preferred Stock, par value $.001;  10,000,000 shares authorized;              --
              none issued and outstanding
              Common Stock, par value $.001; 100,000,000 shares authorized;             42,674
              42,674,508 shares issued and outstanding
              Additional paid in capital                                           167,876,627
              (Deficit) accumulated in the development stage                      (185,504,744)
              Other comprehensive Income (Loss)
                Currency translation adjustment                                       (375,973)
                                                                                 -------------
                  Total Stockholders' (Deficit)                                    (17,961,416)
                                                                                 -------------
                                                                                 -------------
                                                                                 $   6,289,241
                                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             From Inception
                                                                        Quarter             Quarter            November 1,
                                                                         Ended               Ended              1999 to
                                                                        March 31            March 31            March 31
                                                                          2005                2004                2005
                                                                     --------------      --------------      --------------
Revenue                                                              $       14,300      $           --      $       14,300
Operating expenses
    Research and development                                         $    3,628,363      $           --      $   46,306,437
    General and administrative                                            3,021,774             468,306           8,243,249
    Non cash stock compensation  - G&A                                   18,167,581                  --          82,668,287

                                                                     --------------      --------------      --------------
Net operating (loss)                                                    (24,803,418)           (468,306)       (137,203,673)
                                                                     --------------      --------------      --------------


Other income (expenses)
    Interest and finance charges                                           (105,160)                 --            (105,160)
    Share of losses in affiliate                                                 --             130,468            (362,441)
    Non cash interest expense                                                                                   (36,931,308)
    Minority interest share of losses in subsidiaries                            --                  --           6,981,408
    Impairment charges                                                     (500,000)                 --         (17,883,570)
                                                                     --------------      --------------      --------------
                                                                           (605,160)            130,468         (48,311,071)
                                                                     --------------      --------------      --------------

                                                                     --------------      --------------      --------------
(Loss) attributable to common stockholders                              (25,408,578)           (337,838)       (187,759,744)
                                                                     --------------      --------------      --------------

Other Comprehensive Income (Loss)
    Foreign currency translation adjustments                                 97,275                  --            (375,973)

                                                                     --------------      --------------      --------------
TOTAL COMPREHENSIVE (LOSS)                                           $  (25,311,303)     $     (337,838)     $ (185,504,744)
                                                                     ==============      ==============      ==============

Per share information - basic and diluted

Net (Loss) Per Common Share                                          $        (0.63)     $        (0.01)
                                                                     --------------      --------------
Weighted Average Number of Shares Outstanding                        $   40,137,637      $   29,825,595
                                                                     --------------      --------------

   The accompanying notes are an integral part of these financial statements.

                             BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                Consolidated Statement of Stockholders' (Deficit)
                                   (Unaudited)
           Period From Inception (November 1, 1999 ) to March 31, 2005

                                                                                        Other
                                                           Common Stock              Additional
                                                      Shares         Amount       Paid In Capital
                                                   -------------   -------------   -------------
Common shares issued for cash
 at $.0008 per share                                   1,298,550   $       1,000   $          --
Net (loss) for the period ended May 31, 2003                  --              --              --
                                                   -------------   -------------   -------------
Balances as of May 31, 2003                            1,298,550           1,000              --

September 1, 2003 - Shares issued for
 acquisition of Pharma Manufacturing
 Services Limited at $.0008 per share                 23,373,947          18,000              --
September 1, 2003 - Shares issued
 for satisfaction of debt at $1.93 per share             811,612             811       1,561,724
Reclassification of paid in capital                           --           5,673          (5,673)
February, 2004 - Shares issued net of funding
 costs for cash at $.73 per share                      6,622,605           6,623       4,810,158
February 2, 2004 - Additional paid in capital
relating to shares issued by
subsidiary companies                                          --              --       8,879,507
May, 2004 - Shares issued for cash net
of funding costs at $.77 per share                       218,286             218         167,782
Net (loss) for the year ended May 31, 2004                    --              --              --
Foreign currency translation adjustments                      --              --              --
                                                   -------------   -------------   -------------
Balances as of May 31, 2004                           32,325,000          32,325      15,413,498
                                                   -------------   -------------   -------------

September 23, 2004 - Shares issued for the
net assets of Mobile Design Concepts, Inc.             1,375,086           1,375          23,444
December 2, 2004 - Shares issued for
services at $12.75 per share                           2,275,804           2,276      29,014,226
December 2, 2004 - Shares issued for
satisfaction of debt and payables
of $3,818,471 at $12.75 per share                      3,818,472           3,818      48,681,699
December 15, 2004 - Additional paid in capital
 relating to share issuances by subsidiary
 company                                                      --              --      22,870,000
Shares issued for purchased research
 and development                                                                      32,824,059
Net (loss) for the seven months
 ended December 31, 2004                                      --              --              --
Foreign currency translation adjustments                      --              --              --
----------------------------------------------     -------------   -------------   -------------

Balances as of December 31, 2004                      39,794,362   $      39,794   $ 148,826,926
                                                   -------------   -------------   -------------
February 7, 2005 - Shares issued
for services at $10.25 per share                          41,667              42         427,045
March 21, 2005 - Shares issued for services
provided in relation to fundraising
at $6.25 per share                                       335,000             335       2,093,415
March 21, 2005 - Shares issued for
satisfaction of debt at $6.25 per share                2,503,479           2,503      15,644,241
Fair value of warrants issued by a subsidiary                                            885,000
Net (loss) for the three months
 ended March 31, 2005                                         --              --              --
Foreign currency translation adjustments                      --              --              --
                                                   -------------   -------------   -------------
Balances as of March 31, 2005                         42,674,508   $      42,674   $ 167,876,627
                                                   -------------   -------------   -------------


                                                                                         Total
                                                    Accumulated     Comprehensive    Stockholders'
                                                     (Deficit)         Income          (Deficit)
                                                   -------------    -------------    -------------

Common shares issued for cash
 at $.0008 per share                               $          --    $          --    $       1,000
Net (loss) for the period ended May 31, 2003            (848,664)              --         (848,664)
                                                   -------------    -------------    -------------
Balances as of May 31, 2003                             (848,664)              --         (847,664)

September 1, 2003 - Shares issued for
 acquisition of Pharma Manufacturing
 Services Limited at $.0008 per share                         --               --           18,000
September 1, 2003 - Shares issued
 for satisfaction of debt at $1.93 per share                  --               --        1,562,535
Reclassification of paid in capital                           --               --               --
February, 2004 - Shares issued net of funding
 costs for cash at $.73 per share                             --               --        4,816,781
February 2, 2004 - Additional paid in capital
relating to shares issued by
subsidiary companies                                          --               --        8,879,507
May, 2004 - Shares issued for cash net
of funding costs at $.77 per share                            --               --          168,000
Net (loss) for the year ended May 31, 2004            (2,100,238)              --       (2,100,238)
Foreign currency translation adjustments                      --         (160,627)        (160,627)
                                                   -------------    -------------    -------------
Balances as of May 31, 2004                           (2,948,902)        (160,627)      12,336,294
                                                   -------------    -------------    -------------

September 23, 2004 - Shares issued for the
net assets of Mobile Design Concepts, Inc.                    --               --           24,819
December 2, 2004 - Shares issued for
services at $12.75 per share                                  --               --       29,016,502
December 2, 2004 - Shares issued for
satisfaction of debt and payables
of $3,818,471 at $12.75 per share                             --               --       48,685,517
December 15, 2004 - Additional paid in capital
 relating to share issuances by subsidiary
 company                                                      --               --       22,870,000
Shares issued for purchased research
 and development                                                                        35,079,059
Net (loss) for the seven months
 ended December 31, 2004                            (157,147,264)              --     (159,402,264)
Foreign currency translation adjustments                      --         (312,621)        (312,621)
----------------------------------------------     -------------    -------------    -------------

Balances as of December 31, 2004                   $(160,096,166)   $    (473,248)   $ (11,702,694)
                                                   -------------    -------------    -------------
February 7, 2005 - Shares issued
for services at $10.25 per share                                                           427,087
March 21, 2005 - Shares issued for services
provided in relation to fundraising
at $6.25 per share                                                                       2,093,750
March 21, 2005 - Shares issued for
satisfaction of debt at $6.25 per share                                                 15,646,744
Fair value of warrants issued by a subsidiary                                              885,000
Net (loss) for the three months
 ended March 31, 2005                                (25,408,578)              --      (25,408,578)
Foreign currency translation adjustments                      --           97,275           97,275
                                                   -------------    -------------    -------------
Balances as of March 31, 2005                      $(185,504,744)   $    (375,973)   $ (17,961,416)
                                                   -------------    -------------    -------------


   The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 From Inception

                                                                                   Quarter          Quarter            November 1,
                                                                                    Ended             Ended              1999 To
                                                                                   March 31,         March 31,           March 31,
                                                                                     2005              2004                2005
                                                                                 -------------     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (25,408,578)    $    (598,774)    $ (185,504,744)
Adjustments to reconcile net (loss) to net cash provided by
(used in) in operating activities:
  Depreciation and amortisation                                                         99,064                 0            124,787
  Issuance of common stock for services and interest                                18,167,581                 0        118,739,600
  Addback decrease in deferred revenue                                                 (12,500)                0            (12,500)
  Issuance of subsidiaries common stock for services                                         0                 0         32,663,261
  Impairment charges                                                                   500,000                 0         17,883,570
  Fair value of warrants issued by subsidiary                                           52,290                 0             73,730
Changes in operating assets and liabilities:
   Increase in accounts receivable                                                      (7,715)                0             (7,715)
  (Increase) decrease in other current assets                                           19,229                 0            339,940
  Increase in other accounts receivable                                                 69,589          (566,920)          (206,633)
  Increase in prepaid expenses                                                        (100,394)                0           (523,679)
  Increase in accounts payable                                                        (121,117)          580,591          3,575,018
  Increase (decrease) in accrued expenses                                            1,126,189                 0          2,155,216
  Increase in other current liabilities                                               (362,170)       (1,460,623)         3,566,963
                                                                                 -------------     -------------     --------------
Net cash provided by (used in) operating activities                              $  (5,978,532)    $  (2,045,726)    $   (5,463,103)
                                                                                 -------------     -------------     --------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of long term investments                                                   (500,000)                0         (4,089,472)
  Purchase of property and equipment                                                   (37,112)                0         (1,743,484)
  Investment in affiliate                                                                    0                 0         (4,001,815)
  Payment for purchase of subsidiaries                                                       0                 0        (16,151,242)
                - net of cash acquired

                                                                                 -------------     -------------     --------------
Net cash (used in) investing activities                                               (537,112)                0        (25,986,013)
                                                                                 -------------     -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                                          0         4,810,158         15,445,820
  Bank overdraft                                                                       676,791                 0            713,665
  Proceeds from loans payable                                                        5,790,340                 0         16,929,668

                                                                                 -------------     -------------     --------------
Net cash provided by financing activities                                            6,467,131     $   4,810,158     $   33,089,153
                                                                                 -------------     -------------     --------------


Effect of changes in exchange rates                                                     97,275                 0           (375,973)

                                                                                 -------------     -------------     --------------
Net increase (decrease) in cash and cash equivalents                                    48,762         2,764,432            791,618

Cash and cash equivalents at beginning of period                                 $     742,856         1,405,000                  0

                                                                                 -------------     -------------     --------------
Cash and cash equivalents at end of period                                             791,618     $   4,169,432     $      791,618
                                                                                 =============     =============     ==============

Supplemental cash flow information:
  Cash paid for interest                                                         $           0     $           0     $            0
                                                                                 =============     =============     ==============
  Cash paid for income taxes                                                     $           0     $           0     $            0
                                                                                 =============     =============     ==============

Non cash investing and financing activities:
  Settlement of debt and payables with common shares                             $           0     $           0     $    3,818,472
                                                                                 =============     =============     ==============

   The accompanying notes are an integral part of these financial statements.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

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

The Company currently holds 23,857,000 common shares, representing 49.1 % of Evolve Oncology, Inc total issued stock at March 31, 2005 , and consolidates its results in the financial statements The Company also holds 5,000,000 warrants for common stock at an exercise price of $2.60.

The Company holds 12,169,260 common shares, representing 22.4% of Enhance Biotech Inc total issued stock at March 31, 2005 and consolidates its results in the financial statements. The company also holds 1,500,000 warrants for common stock at an exercise price of $3.00.

On March 31, 2005 the Company held 11,997,900 common shares or 90% in Oncbio, Inc and 15,900,000 common shares or 89% in Innovate Oncology, Inc carried at nil value in the financial statements, together with 5,000,000 options at an exercise price of $0.65 and 1,000,000 options at an exercise price of $1.00 respectively.

The Company's investments of 2,000,000 common shares in Advanced Nanotech Inc (formerly Artwork and Beyond, Inc are carried in the balance sheet at cost.

The Company's investment in Llama Biotech Ltd is carried at cost of $11,788 , the investment in JPS Holdings, Inc and 3,928,804 common shares Neuro Bioscience, Inc are carried at nil value .Its investment in Australian Cancer Technologies is held in the Company's balance sheet at $191,083 after provision for impairment..

The market value of the Company's holdings in quoted stocks as at March 31, 2005 was approximately $340,000,000 based upon closing prices as at March 31, 2005. However this value may not be realizable since most stock held is currently subject to restrictions and there is limited liquidity in these companies' shares at present.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

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

Certain information and footnote disclosures normally included in the Company's annual audited financial statements, as required by accounting principles generally accepted in the United States, have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting entirely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31,2005 The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2004, filed with the Securities and Exchange Commission..

B. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United in the opinion of management, reflect all adjustments, consisting entirely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31,2005 The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2004, filed with the Securities and Exchange Commission..States requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual reports may differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern.

C. CERTAIN RISKS AND UNCERTAINTIES: The Company is subject to risks common to companies in its industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain financing.

D. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the following companies:
Amilar Pharma Inc
Anvira Inc
Bioaccelerate Holdings, Inc (formerly Mobile Design Concepts, Inc) Bioaccelerate, Inc
Bioaccelerate Limited
Biocardio Inc
CNS Thera Inc
Cynat Onclogy Inc
Enhance Biotech, Inc
Evolve Oncology, Inc
Genar Oncology Inc
Inncardio, Inc
Innova Lifestyle, Inc
Innovate Oncology, Inc
Oncbio Inc

The consolidated financial statements include the assets and liabilities of the majority owned subsidiaries, adjusted to allow for minority interests. All significant intercompany transactions have been eliminated.

E. CONCENTRATIONS OF CREDIT RISK: The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

F. CASH AND CASH EQUIVALENTS: For the purpose of these financial statements, the Company considers all highly liquid debt instruments purchased and realizable within three months or less to be cash equivalents to the extent that they are not held for investment purposes.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
(Continued)

G. MARKETABLE SECURITIES: The Company will classify its holdings of free trading shares as marketable securities available for sale in accordance with the Statement of Financial Accounting Standard ("SFAS") No.115, "Accounting for Certain Investment in Debt and Equity Securities". The marketable securities will be reported at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income and loss in stockholders's equity net of taxes. The specific identification method is used to determine gains and losses when securities are sold. A decline in the market value below cost that is deemed to be other than temporary would result in a change to earnings in the period the decline occurs. Currently the Company's holdings of quoted shares are restricted and have been included in the financial statements at cost

H. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximate fair value.

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

K. DEPRECIATION POLICY: The Company depreciates its assets on a straight line basis over their useful lives on the following basis: furniture and fixtures, 10 years; computer equipment, 4 years; and leasehold improvements, 3 years.

Intangible assets are subject to review for impairment as required under SFAS
144.

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

N. INCOME TAXES: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

O. NET LOSS PER SHARE: Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year.

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


                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 5 - LOANS PAYABLE

BI has a total of $9,719,602 in loans secured by all the assets and future assets of the company with an interest rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code.An amount of $7,415,042 has been drawn against a facility of $7.5 million provided by Technology Finance, Inc. As of March 31, 2005 the interest rate was 4.0%. The Company has a further two credit facilities for $12.5million each with Lifescience Ventures Ltd and Jano Holdings Ltd and has drawn down $2,304,560 on the Jano facility. As of March 31, 2005 the interest rate was 4.0%.

NOTE 6 INVESTMENT IN AFFILIATES

Evolve Oncology

At March 31, 2005, the Company owned a 49.15% interest in Evolve. For accounting purposes, the Company is treating its capital investment in Evolve as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Evolve, such amounts are being charged to expense as incurred by Evolve since Evolve presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Evolve is considered a variable interest entity and has been consolidated. The creditors of Evolve do not have recourse to the general credit of the Company. Through March 31, 2005, the Company advanced Evolve an aggregate of $1,296,632.

A summary of financial position and results of operations of Evolve as of March 31, 2005, and the quarter then ended is as follows:

     Current assets                $        --
     Property and equipment             98,000
                                   -----------
                                   $    98,000

     Current liabilities           $ 2,455,139
     Stockholders' (deficit)        (2,357,139)
                                   -----------
                                   $    98,000

     Sales                         $        --
                                   ===========
     Net Income                    $        --
                                   ===========
     Minority interest in Income   $        --
                                   ===========

Enhance Biotech

At March 31, 2005, the Company owned a 22.4% interest in Enhance Biotech, Inc. ("Enhance"). For accounting purposes, the Company is treating its capital investment in Enhance as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Enhance, such amounts are being charged to expense as incurred by Enhance since Enhance presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Enhance is considered a variable interest entity and has been consolidated. The creditors of Enhance do not have recourse to the general credit of the Company. Through March 31, 2005, the Company advanced Enhance an aggregate of $2,691,908.

A summary of financial position and results of operations of Enhance at March 31, 2005, is as follows:

     Current assets           $   519,197
     Property and equipment       715,184
     Other assets               1,584,545
                              -----------
                              $ 2,818,926

     Current liabilities      $ 5,595,610
     Long-term liabilities      3,154,165
     Stockholders'(deficit)    (5,930,849)
                              $ 2,818,926

     Sales                    $        --
                              ===========
     Net loss                 $(1,883,300)
                              ===========



                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 7 - STOCKHOLDERS' EQUITY

On February 7, 2005 the company issued 41,667 shares of Common Stock for services the share price was $10.25 and valued the issues at $427,087

On March 21,2005 the company issued 335,000 of Common Stock for services connected with fundraising the share price was $6.25 valuing the transaction at $2,093,750

On March 21,2005 the company issued 2,503,479 shares of Common Stock in connection with an acquisition of Pharma Manufacturing Services Limit the shares price was $6.25 valuing the transaction at $15,646,744

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has offices in New York and London, England.

Bioaccelerate, Inc. holds a license to occupy 1,000 square feet of office space at 712 Fifth Avenue, 19th Floor, New York, New York 10019 at a gross cost of $27,000 per month.

Bioaccelerate Limited occupies 5,000 square feet of office space at Savannah House, Charles II Street, London. The premises are held on a three-year lease from July 28, 2004.

On July 6, 2004 Bioaccelerate Inc provided a credit facility to Evolve Oncology, Inc of $5,000,000 repayable on the closing of a debt or equity financing in which the Evolve receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 5,000,000 warrants convertible into common stock at an exercise price of $2.60 on the commencement of the facility agreement. On March 31, 2005 the closing market price of the shares was $9.00 creating an unrealized pre-tax profit of $32,000,000 which has not been included in the Balance Sheet.

On July 15, 2004 Bioaccelerate Inc provided a credit facility to Oncbio, Inc of $5,000,000 repayable on the closing of a debt or equity financing in which the Oncbio receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 5,000,000 warrants convertible into common stock at an exercise price of $0.65 on the commencement of the facility agreement . On March 31, 2005 the closing market price of the shares was $0.85 creating an unrealized pre-tax profit of $1,000,000 which has not been included in the Balance Sheet.

On July 22, 2004 Bioaccelerate Inc provided a credit facility to Innovate Oncology, Inc of $5,000,000 repayable on the closing of a debt or equity financing in which the Innovate Oncology receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding capital at the Applicable Federal Base Rate. The company received 1,000,000 warrants convertible into common stock at an exercise price of $1.00 on the commencement of the facility agreement. On March 31, 2005 the closing market price of the shares was $5.00 creating an unrealized pre-tax profit of $4,000,000 which has not been included in the Balance sheet.

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

On August 11, 2004 Bioaccelerate Inc provided a credit facility to Enhance Biotech, Inc of $6,000,000 repayable on the closing of a debt or equity financing in which the Enhance receives at least $10,000,000 in gross proceeds. The facility attracts interest on the outstanding capital at the Applicable Federal Base Rate. The company received 1,500,000 warrants convertible into common stock at an exercise price of $3.00 on the commencement of the facility agreement. On March 31, 2005 the closing market price of the shares was $1.30.


On March 9,2005 Bioaccelerate Inc provided a credit facility to Inncardio, Inc of $12,000,000 repayable on the closing of a debt or equity financing in which Inncardio, Inc receives at least $20,000,000 in gross proceeds.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 9 - INCOME TAXES

Where applicable, deferred income taxes are recognized for the extended future tax consequences attributable to the increased value of marketable securities and for realized gains on securities sold.

NOTE 10 SUBSEQUENT EVENTS

On April 6, 2005, the Company filed a Definitive Information Statement disclosing that the Directors and majority of common stock holders had approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company par value $0.001from 50 million to 100 million shares and the increase the number of authorized shares of preferred stock par value $0.001 of the Company from 1 million shares to 10 million shares.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements. Recent pronouncements include: FASB Statement 144 - Accounting for the impairment or disposal of long-lived assets; FASB 145 - Rescission of FASB Statements 4, 44 and 64 and amendment of FASB 13; FASB 146 - Costs associated with exit or disposal activities; FASB 148 - Accounting for stock based compensation and FASB 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. FIN 46 - Consolidation of Variable Interest Entities, an interpretation of ARB 51. Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity.

On December 16, 2004 the FASB issued SFAS No. 123R, "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005, December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations."


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


Oncology:                Evolve Oncology, Inc. (49.1%), Genar Oncology, Inc.
                         (94%), Innovate Oncology,  Inc. (90%), OncBio, Inc.
                         (90%) Cynat Oncology, Inc. (94%)

Specialty Pharma:        Innova Lifestyle, Inc. (94%),
                         Amilar Pharmaceuticals Inc, (94%)

                         Enhance Biotech, Inc. (22.4%)

Central Nervous System:  CNS Thera, Inc. (94%), NeuroBioscience, Inc (19%),

Cardiovascular disease:  InnCardio, Inc. (94%) BioCardio, Inc. (50 %)

Anti-infective:          Anvira, Inc. (94%)

The Company also has investments in Advance Nanotech Inc (AVNA.OB), Australian Cancer Technologies Ltd (ACU.AX), JPS Holdings, Inc and Llama Biotech Ltd

Our management believes that large pharmaceutical companies need additional drugs to fill depleted drug development pipelines, particularly since many existing products of large pharmaceutical companies will soon be losing patent protection. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. We believe that the large in-house basic and applied research staffs of those large pharmaceutical companies increase the overhead of those companies and may also engender institutional resistance to acquisition or development of in- licensed drugs, resulting in costs and delays in development of new drugs by those companies. It also appears to us that that many individual scientists and medical research institutions may lack the expertise or resources to develop promising early stage drug candidates.

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


                 OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE
                                   (Continued)

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

o The three main types of infections for which there is a significant market are, in terms of Causitive Micro-organisms;
      -     bacterial
      -     fungal
      -     viral

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

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the period ended March 31, 2005. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business, of this Form 10-QSB.

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

(1) GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant losses and needs additional capital to finance its operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debenture. There is no assurance that the company will be successful in its efforts.

(2) RESEARCH AND DEVELOPMENT

The Company conducts its research and development with numerous academic research facilities, other biotechnology companies and clinical research organizations. Such expenses are expense as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

RESULTS OF OPERATIONS

During the three months ended March 31, 2005, work continued on the product development programs as planned and the individual items are detailed below. The period ended March 31, 2005, compared to the period ended March 31, 2004:

During the period the following events took place :

On 22nd February, 2005, Inncardio Inc entered into an Acquisition Agreement effective 22nd day of February, wherein it agreed to be acquired by Softwall Equipment Corporation whereby Softwall Equipment Corp acquired all of the outstanding common stock of Inncardio, Inc. in exchange for 16,500,000common shares of Softwall. After the issuance of the 16,500,000 shares in the Acquisition, the company had approximately 18,010,000 shares of its common stock issued and outstanding and changed its name to Inncardio, Inc .

On March 9, 2005, Bioacelerate Holdings Inc provided Inncardio, Inc with a secured credit facility of $12.0 million which bears interest at 3.625%.

On March 16, 2005, the Company assigned, subject to written consent of the other parties, seven agreements for drug development and licensing and sold Cynat Oncology, Inc to Innovate Oncology, Inc pursuant to an agreement for the Company to grant rights to six clinical and up to four pre-clinical compounds to Innovate from its drug portfolio.

On March 24, 2005, Inncardio Inc entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") among Inncardio Inc, Cengent Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Inncardio Inc, and Cengent Therapeutics Inc. ("Cengent"), a privately held company. Pursuant to the Merger Agreement, CAC will merge with and into Cengent, and as a consequence of the merger (the "Merger") Cengent will become a wholly owned subsidiary of the Registrant. The Merger is expected to be consummated in the Fall of 2005

No significant  revenues were generated in the period

General and administrative expenses increased from $468,306 in the quarter ended May 31, 2004, to $3,021,774 in quarter to March 31, 2005. The main reason for the increase was the significant development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the quarter ended March 31, 2005, were $3,628,363 as compared with $nil in the previous year. The majority of these expenses were in connection with the development of an increased number of our product candidates and to a charge of $1.35 million for research and development at Enhance Biotech and Cengent Technologies.

Non cash stock compensation was $18,167,581 for the quarter ended March 31, 2005 compared with nil for the same period in the previous year. These amounts were due to payments made for services and satisfaction of debt arrisi ng from the acquisition of Pharma Manufacturing services Ltd by the issue of shares at market prices.

A further provision for impairment of $500,000 was made for the period to March 31, 2005 , no provision was made in the same period in the previous year.

The Company has incurred substantial trading losses to date and has an accumulated deficit of $185,504,744 as at March 31, 2005.

Liquidity & Capital Resources

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. The Company has a $32,500,000 line of credit facility as of March 31, 2005. $9,719,602 of the line is outstanding. The facility accrues interest at the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. As of March 31, 2005, the interest rate was 4.0%. In February 2004, Bioaccelerate, Inc sold 5,100,000 shares of common stock at $1.00 per share and received net proceeds of $4,816,781 after expenses. At March 31, 2005 cash and cash equivalents totalled approximately $791,618. The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personal-related costs, cost related to preclinical testing and clinical trials. The Company intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators

Item 3. Controls and Procedures.

The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the issuer and have:

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

(a) There were no sales of unregistered securities in the period

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

None

Item 4. Submission of matters to a vote of Security holders

None


Item 5. Other Information - Changes in Registrant's Certifying Accountant.

As of April 29, 2005, the Registrant has appointed new auditors. Registrant terminated F E Hanson Limited as the company's auditor. The decision to change auditors was approved by the Board of Directors. The former accountant only acted for the Registrant from November 2004. The prior accountant did not render any report on the financial statements for the past two years which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years and any subsequent interim period preceding the termination there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


Simultaneously with the termination of its relationship with F E Hanson Limited., Registrant retained Stark, Winter, Schenkein, & Co., LLP, as registrant's independent auditors. Stark, Winter, Schenkein, & Co LLP's address is 7535 East Hampden Avenue, Suite 109, Denver, CO, 80231


Item 6. Exhibits and Reports Filed on Form 8-K.

The registrant filed a Form 8-K on 4th May, 2005 reporting that it had terminated FE Hanson Limited as the company's auditors and appointed Stark, Winter, Schenkein & Co, LLP as the company's auditor. This form 8-K is hereby incorporated by reference.

Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

(31) Certifications required by Rules 13a-14(a) or 15d-14(a).

(32) Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               Bioaccelerate Holdings, Inc.

Date: June __ , 2005        By: /s/ Lee Cole
                                  --------------------------------------------
                                  Lee Cole, CEO, President and Director

Date: June __, 2005        By:/s/ Linden Boyne
                                  --------------------------------------------
                                  Linden Boyne , CFO, Secretary-Treasurer
                                  & Director