Form 10QSB
period 2005-06-30
BIOACCELERATE HOLDINGS INC
filed 2005-09-06
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                712 Fifth Avenue, 19th Floor New York, NY 10019
                    (Address of principal executive offices)

                                 (212) 897-6849
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

The number of $.001 par value common shares outstanding at August 1, 2005:
43,405,372

                           BIOACCELERATE HOLDINGS, INC

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                      3

Item 2   Management's Discussion and Analysis or Plan of Operations           11

Item 3   Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    19

Item 2   Sales of Unregistered Equity Securities and Use of Proceeds          19

Item 3   Defaults Upon Senior Securities                                      19

Item 4   Submission of Matters to a Vote of Security Holders                  19

Item 5   Other Information                                                    19

Item 6   Exhibits                                                             19

         Signatures                                                           20

                         PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 2005


ASSETS
Current Assets
      Cash and cash equivalents                                 $     441,337
      Prepaid expenses                                                575,977
      Accounts receivable                                             218,218
      Other accounts receivable                                        71,343
                                                                -------------
             Total Current Assets                                   1,306,875
                                                                -------------
Property and equipment, net                                           933,897
                                                                -------------
Other Assets
      Other  accounts receivable                                       11,406
      Patents, net                                                    619,916
      Other long-term investments                                   2,202,871
                                                                -------------
                                                                    2,834,193
                                                                -------------
                                                                $   5,074,965
                                                                =============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
      Bank loans and overdrafts                                 $     959,566
      Accounts payable                                              4,106,722
      Accrued expenses                                              5,861,653
      Due to related parties                                          779,217
      Loans payable                                                14,138,757
      Current portion of long-term debt                                61,153
      Other current liabilities                                     1,481,233
      Deferred revenue                                                 50,000
                                                                -------------
             Total Current Liabilities                             27,375,301
                                                                -------------

      Deferred revenue                                              1,175,000
      Long-term debt                                                5,066,665
                                                                -------------
             Total Liabilities                                      6,241,665
                                                                -------------

Stockholders' (Deficit)
      Preferred Stock, par value $.001;
      10,000,000 shares authorized; none issued
      and outstanding                                                      --
      Common Stock, par value $.001; 100,000,000
      shares authorized ; 43,155,372 & shares                          43,155
      issued and outstanding
      Additional paid in capital                                  182,240,532
      (Deficit) accumulated in the development stage             (210,553,810)
      Other comprehensive Income / (Loss)
             Currency translation adjustment                         (271,878)

                                                                -------------
                Total Stockholders' (Deficit)                     (28,542,001)
                                                                -------------
      Total liabilities and stockholders equity                 $   5,074,965
                                                                =============

The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                      From Inception
                                                                                                                       (November 1,
                                                             Six Months Ended               Three Months Ended           1999 to
                                                        June 30,         June 30,         June 30,      June 30,         June 30,
                                                         2005             2004             2005           2004            2005
                                                     ------------    ------------    ------------    ------------    -------------
Revenue                                              $    481,588    $         --    $    467,288    $         --    $     481,588
                                                     ------------    ------------    ------------    ------------    -------------
Operating expenses
    Research and development                           10,244,817              --       6,116,455              --       52,922,891
    General and administrative                          6,871,311       1,253,852       3,892,792         785,546       12,092,786
    Non cash stock compensation - general
      and administrative                               20,777,765              --       2,610,184              --       85,278,471
                                                     ------------    ------------    ------------    ------------    -------------
                                                       37,893,893       1,253,852      12,619,431         785,546      150,294 148
                                                     ------------    ------------    ------------    ------------    -------------
Net operating (Loss)                                  (37,412,305)     (1,253,852)    (12,152,143)       (785,546)    (149,812,560)
                                                     ------------    ------------    ------------    ------------    -------------


Other income (expenses)
    Interest and finance charges                         (245,339)        117,152        (140,179)        247,620         (245,339)
    Share of losses in affiliate                               --              --              --              --         (362,441)
    Interest and Finance  charges non cash            (12,800,000)             --              --              --      (49,731,308)
    Minority interest share of losses in subsidiaries          --         160,578              --         160,578        6,981,408
    Impairment charges                                         --              --              --              --      (17,383,570)
                                                     ------------    ------------    ------------    ------------    -------------
                                                      (13,045,339)        277,730        (140,179)        408,198      (60,741,250)
                                                     ------------    ------------    ------------    ------------    -------------

(Loss) attributable to common stockholders            (50,457,644)       (976,122)    (12,292,322)       (377,348)    (210,553,810)


Other Comprehensive Income (Loss)
    Foreign currency translation adjustments              201,370              --         104,095              --         (271,878)
                                                     ------------    ------------    ------------    ------------    -------------
TOTAL COMPREHENSIVE (LOSS)                           $(50,256,274)   $   (976,122)   $(12,188,227)   $   (377,348)   $(210,825,688)
                                                     ============    ============    ============    ============    =============


Per Share Information-Basic and Diluted

Net (Loss) Per Common Share                          $      (1.21)   $      (0.03)   $      (0.29)   $      (0.01)
                                                     ============    ============    ============    ============
Weighted Average Number of Shares Outstanding        $ 41,551,336    $ 31,008,636    $ 42,936,847    $ 32,179,476
                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                                          From Inception
                                                                                                           (November 1,
                                                                                                            1999) to
                                                                          June 30           June 30         June 30
                                                                            2005             2004             2005
                                                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net cash (used in) operating activities                                 $ (11,969,759)   $  (1,916,149)   $ (11,454,330)
                                                                        -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchase of long-term investments                                        (500,000)              --       (4,089,472)
    Purchase of property and equipment                                       (103,797)         (50,480)      (1,810,169)
    Investment in affiliate                                                        --       (4,001,815)      (4,001,815)
    Payment for purchase of subsidiaries - net of cash acquired                    --      (16,623,688)     (16,623,688)
    Increase in minority interest relating to subsidiaries
           Acquired during the period                                              --        6,820,830               --
                                                                        -------------    -------------    -------------
Net cash (used in) investing activities                                      (603,797)     (13,855,153)     (26,525,144)
                                                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES :
    Issuance of common stock for cash                                              --       15,445,820       15,445,820
    Bank overdraft                                                            922,692               --          959,566
    Proceeds from loans payable                                            11,147,975        1,242,783       22,287,303
                                                                        -------------    -------------    -------------
Net cash provided by financing activities                                  12,070,667       16,688,603       38,692,689
                                                                        -------------    -------------    -------------
Effect of changes in exchange rates                                           201,370          159,154         (271,878)
                                                                        -------------    -------------    -------------
Net increase in cash and cash equivalents                                    (301,519)       1,076,455          441,337

Cash and cash equivalents at beginning of period                              742,856               --               --
                                                                        -------------    -------------    -------------
Cash and cash equivalents at end of period                              $     441,337    $   1,076,455    $     441,337
                                                                        =============    =============    =============
Supplemental cash flow information :
    Cash paid for interest                                              $          --    $          --    $          --
                                                                        =============    =============    =============
    Cash paid for income taxes                                          $          --    $          --    $          --
                                                                        =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 1.  NATURE OF THE BUSINESS

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

BI was organized under the laws of the State of Delaware on December 29, 1995, as Tallman Supply Corp. On January 14, 1999, the Company changed its name to Westminster Auto Retailers, Inc. On July 25, 2003, the Company changed its name to Bioaccelerate, Inc.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: These consolidated financial statements include the accounts of Bioaccelerate Holdings, Inc. and its subsidiaries (the Company), with appropriate eliminations of inter-company balances and transactions. The financial statements are prepared by the Company on the accrual basis of accounting in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions for form 10QSB.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements, as required by accounting principles generally accepted in the United States, have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of June 30, 2005, and the three months and six months then ended.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in the Company's 10KSB/A, and filed with the Securities and Exchange Commission.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements presented herein include the accounts of the Company and its majority owned subsidiaries (collectively, the "Company"). The consolidated financial statements include the accounts of the following Companies:
Amilar Pharma Inc.
Anvira Inc.
Bioaccelerate Holdings, Inc. (formerly Mobile Design Concepts, Inc.) Bioaccelerate, Inc.
Bioaccelerate Limited

Bioaccelerate BVI Limited
Biocardio Inc.
CNS Thera Inc.
Cynat Onclogy Inc.
Enhance Biotech Inc.
Evolve Oncology Inc.
Genar Oncology Inc.
Inncardio, Inc.
Innova Lifestyle, Inc.
Innovate Oncology, Inc.
Oncbio Inc.

The consolidated financial statements include the assets and liabilities of the majority owned subsidiaries, adjusted to allow for minority interests. All significant intercompany transactions have been eliminated.


MARKETABLE SECURITIES: The Company will classify its holdings of free trading shares as marketable securities available for sale in accordance with the Statement of Financial Accounting Standard ("SFAS") No.115, "Accounting for Certain Investment in Debt and Equity Securities". The marketable securities will be reported at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income and loss in stockholder's equity net of taxes. The specific identification method is used to determine gains and losses when securities are sold. A decline in the market value below cost that is deemed to be other than temporary would result in a change to earnings in the period the decline occurs. Currently the Company's holdings of quoted shares are restricted and have been included in the financial statements at cost.

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

The Company has experienced a significant loss from operations aggregating $12,292,322 and $210,553,810, for the three months ended June 30, 2005, and the period from inception to June 30, 2005. In addition, the Company has working capital and stockholders' deficits at June 30, 2005, of $26,068,426 and $28,542,001 as no significant revenue generating operations.

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

NOTE 4.  LOANS PAYABLE

Credit Facilities

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005, and June 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $7,465,042 drawn against the balance of this credit facility at June 30, 2005, and as of June 30, 2005, the interest rate was 4%.

During September 2004 the Company entered into a senior secured credit facility with Lifescience Ventures, Limited ("Lifescience") under which Lifescience shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Lifescience shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Lifescience received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 per share and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Lifescience warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model, aggregates $12,800,000 and will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or
(iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Lifescience audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding, options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005, and June 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. No amounts are outstanding pursuant to this credit facility at June 30, 2005.

During September 2004 the Company entered into a senior secured credit facility with Jano Holdings Limited ("Jano") under which Jano shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Jano shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Jano received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Jano warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model aggregates $12,800,000 and was charged to operations as non cash interest upon the initial draw as the credit facility has no specific due date and the Company was in default on the arrangement. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Jano audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005, and June 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Jano as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $6,673,715 drawn against the balance of this credit facility at June 30, 2005, and the interest rate was 4%.

Convertible Loans

During December 2004 the Company borrowed an aggregate of $3,100,000 with interest at Libor (3.50% at June 30, 2005). The loan is convertible into common shares of the Company at equivalent terms to the Company's next equity financing, of not less than $6,000,000. Should a financing not occur within 1 year, the loan shall accrue interest at Libor plus 10% and the loan will be convertible into common shares at a price to be determined between the parties. There is no specified repayment date on the loan.

In 1999 and 2000, the Company formed two joint ventures with Elan Corporation ("Elan") that were terminated in 2002 and 2003. As part of the joint ventures Elan loaned the Company $1,925,028 in convertible debt financing, maturing on April 14, 2006. Interest accrues at 9% per annum, compounded on an annual basis. Elan has the right to convert outstanding debt into the number of common shares that is obtained by dividing outstanding principal and interest by $10.29. At June 30, 2005, accrued interest totaled $559,260.

Notes payable

The Company's borrowings under an equipment lease financing agreement are collateralized by the related equipment and furniture and fixtures, at interest rates between 12% and 13% with monthly payments of approximately $9,920. Future aggregate annual maturities are:

                               2005          $ 61,153
                               2006            41,637
                                              --------
                                             $102,790
                                              ========

NOTE 5.  INVESTMENT IN AFFILIATES

Evolve Oncology

Through December 2004, the Company acquired 23,857,000 common shares of Evolve Oncology Inc. ("Evolve") these shares were obtained initially through the acquisition of Pharma Manufacturing Services Ltd. and the sale of Antibody Technologies Inc.

At June 30, 2005, the Company owned a 49.15% interest in Evolve. For accounting purposes, the Company is treating its capital investment in Evolve as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Evolve, such amounts are being charged to expense as incurred by Evolve since Evolve presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Evolve is considered a variable interest entity and has been consolidated. The creditors of Evolve do not have recourse to the general credit of the Company. Through June 30, 2005, the Company advanced Evolve an aggregate of $1,383,087.

A summary of financial position (including intercompany balances due to Bioaccelerate Holdings, Inc.) and results of operations of Evolve as of June 30, 2005, and the three months then ended is as follows:

Current assets                                                      $        --
Property and equipment                                                   97,500
                                                                    -----------
                                                                    $    97,500
                                                                    ===========
Current liabilities                                                 $ 2,537,465
Stockholders' (deficit)                                              (2,439,965)
                                                                    -----------
                                                                    $    97,500
                                                                    ===========
Revenue                                                             $        --
                                                                    ===========
Net (loss)                                                          $  (118,565)
                                                                    ===========
Minority interest in net (loss)                                     $        --
                                                                    ===========

Enhance Biotech

At June 30, 2005 the Company holds a 22.4% interest in Enhance Biotech, Inc. ("Enhance"). For accounting purposes, the Company is treating its capital investment in Enhance Biotech as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Enhance, such amounts are being charged to expense as incurred by Enhance since Enhance presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Enhance is considered a variable interest entity and has been consolidated. The creditors of Enhance do not have recourse to the general credit of the Company. Through June 30, 2005, the Company advanced Enhance an aggregate of $4,068,194.

A summary of financial position (including intercompany balances due to Bioaccelerate Holdings, Inc.) and results of operations of Enhance at June 30, 2005, is as follows:

Current assets                                                      $   483,395
Other assets                                                          2,200,365
                                                                    -----------
                                                                    $ 2,683,760
                                                                    ===========
Current liabilities                                                 $ 7,439,950
Long-term liabilities                                                 3,128,755
Stockholders'(deficit)                                               (7,884,945)
                                                                    -----------
                                                                    $ 2,683,760
                                                                    ===========
Revenue                                                             $   222,430
                                                                    ===========
Net loss                                                            $(3,837,358)
                                                                    ===========

NOTE 6 - INVESTMENTS

During September 2004 the Company invested $2,000,000 in Advance Nanotech, Inc. ("Advance") in exchange for 2,000,000 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 4. The shares received are considered restricted securities and represent approximately 6% of the outstanding shares of Advance subsequent to a private placement by Advance at $2.00 per share in February and March 2005. The shares are carried at the lower of cost or market of $2,000,000. The market value of the Advance shares as quoted on the OTCBB was $5.00 and $6.20 at June 30, 2005, and August 30, 2005.

Through December 2004 the Company acquired an aggregate of 3,928,804 common shares of Neuro Bioscience, Inc. ("Neuro"). The shares which were obtained as an inducement to provide future financing and have no cost basis. These shares are carried at the lower of cost or market of $0. The market value of the Neuro Bioscience shares as quoted on the Pink Sheets was $1.20 and $1.20 at June 30, 2005, and August 30, 2005.

During November 2004 the Company invested $1,366,536 in Australian Cancer Technology ("ACT") in exchange for 4,893,301 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 6. The shares received are considered restricted securities and represent approximately 4% of the outstanding shares of ACT. The shares are carried at the lower of cost or market of $191,083. The market value of the ACT shares as quoted on the ASX was $.13 and $.14 at June 30, 2005 and August 30, 2005.

During August 2004 the Company invested $222,936 in JPS Holdings ("JPS"), a private Company. No trading information or financial information is available for JPS and the Company carries its investment at the lower of cost or market of $0.

The Company holds an investment carried at cost of $11,788.

NOTE 7.  STOCKHOLDERS' (DEFICIT)

From January through March 2005 the Company issued an aggregate of 2,880,146 shares of common stock valued at their fair market value of $18,167,581 for consulting services and purchased research and development. The value of these shares was charged to operations. In addition, the Company charged the fair value of options issued to Jano Holdings, Inc. in connection with the loan facility referred to in Note 4 to interest expense.

From April through June 2005 the Company issued an aggregate of 480,864 shares of common stock valued at their fair market value of $2,610,184 for consulting services. The value of these shares was charged to operations.

NOTE 8 - RELATED PARTY TRANSACTIONS

At June 30, 2005, the Company had an aggregate of $329,553 due to affiliates. These advances have no specified due date or interest rate.

In addition, Enhance had an aggregate of $449,664 in amounts due to affiliates for unpaid salary and consulting fees.

NOTE 9.  SUBSEQUENT EVENTS

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

Through August 30, 2005, the Company borrowed an additional $6,980,328 pursuant to its credit facilities described in Note 4.


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

                 OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE
                                   (Continued)

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

                 OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE
                                   (Continued)

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

o The global cancer market was valued at $34.3 billion in 2002, a 16.5% increase on previous year's sales of $29.5 billion. Cytotoxic drugs were the largest class, followed by hormonal therapeutics. A fast growing category was a class that includes cytokines and monoclonal OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE (Continued) antibodies. This class, known as the innovative therapy category, was driven by widespread physician uptake which led to growth of over 57%.

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

                 OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE
                                   (Continued)

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

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the period ended June 30, 2005. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business, of this Form 10-QSB.

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

(2) RESEARCH AND DEVELOPMENT

The Company conducts its research and development with numerous academic research facilities, other biotechnology companies and clinical research organizations. Such expenses are expensed as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

RESULTS OF OPERATIONS

During the three months ended June 30, 2005, work continued on the product development programs as planned and the individual items are detailed below. The period ended June 30, 2005, compared to the period ended June 30, 2004:

During the period the following events took place :

On March 24, 2005, Inncardio Inc entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") among Inncardio Inc, Cengent Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Inncardio Inc, and Cengent Therapeutics Inc. ("Cengent"), a privately held company. Pursuant to the Merger Agreement, CAC will merge with and into Cengent, and as a consequence of the merger (the "Merger") Cengent will become a wholly owned subsidiary of the Registrant. The Merger is expected to be consummated in the Fall of 2005

$467,288 revenues were generated in the period and revenues of $481,588 have been generated in the six months to June 30, 2005

General and administrative expenses in the quarter ended June 30, 2004 and June 30, 2005 were $785,546 and $3,892,792 and $1,253,852 and $6,871,311 for the six
months to June 30 2004 and 2005. The main reason for the increase was the significant development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the quarter ended June 30, 2004, compared with the quarter ended June 30, 2005 were nil$ and $6,116,455. For the six months ended June 30, 2004 compared with June 30, 2005 expenses were nil$ and $10,244,817. The majority of these expenses were in connection with the development of an increased number of our product candidates and to a charge of $1.35 million for research and development at Enhance Biotech and Cengent Technologies.

Non cash stock compensation was $2,610,184 for the quarter ended June 30, 2005 compared with nil for the same period in the previous year.The comparable figures for the six months ended June 30, 2004 and 2005 were $nil and $20,777,765. These amounts were due to payments made for services by the issue of shares at market prices.

Options issued to Jano Holdings for provision of a credit facility of $12.5 million were expensed in the six months resulting in a non cash charge of $12,800,000 there was no comparable expense in previous periods.

The Company has incurred substantial trading losses of $12,292,322 for the quarter to June 30, 2005 compared with $377, 348 in the same period last year and $50,457,644 for the six months to June 30, 2005 compared with $976, 122 in the same period in 2004. The accumulated deficit since inception amounts to $210,553,810 as at June 30, 2005.

 Liquidity & Capital Resources

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. The Company has a $32,500,000 line of credit facility as of June 30, 2005. $14,138,757 of the line is outstanding. The facility accrues interest at the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. As of June 30, 2005, the interest rate was 4.0%. At June 30, 2005 cash and cash equivalents totalled approximately $441,337. The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personal-related costs, cost related to preclinical testing and clinical trials. The Company intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators

Item 3. Controls and Procedures.

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

                               Bioaccelerate Holdings, Inc.

Date: September 6, 2005        By: /s/ Lee Cole
      -----------------           --------------------------------------------
                                  Lee Cole, CEO, President and Director

Date: September 6, 2005        By: /s/ Linden Boyne
      ------------------          --------------------------------------------
                                  Linden Boyne , CFO, Secretary-Treasurer
                                  & Director