Form 10QSB/A
period 2004-09-30
BIOACCELERATE HOLDINGS INC
filed 2005-09-16
CIK 1119700

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

                          Mobile Design Concepts, Inc.

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

The number of $.001 par value common shares outstanding at August 30, 2005:
43,405,372

                                TABLE OF CONTENTS

                                                                        Page

                         PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                 3

Item 2   Management's Discussion and Analysis or Plan of Operations      11

Item 3   Controls and Procedures                                         16

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                               16

Item 2   Sales of Unregistered Equity Securities and Use of Proceeds     16

Item 3   Defaults Upon Senior Securities                                 17

Item 4   Submission of Matters to a Vote of Security Holders             17

Item 5   Other Information                                               17

Item 6   Exhibits                                                        18
Signatures                                                               18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                September 30,2004
                                   (Restated)

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalent                                           $    236,948
Accounts receivable                                                      67,143
Other loans receivable                                                1,341,739
                                                                   ------------
TOTAL CURRENT ASSETS                                               $  1,645,830

Tangible fixed assets, net                                              181,324
Other long term investments                                           2,234,724
Investments in affiliates                                             3,304,086
                                                                   ------------
                                                                   $  7,365,964
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                      1,320,445
Accrued expenses                                                        284,709
Loans payable                                                         2,292,783
                                                                   ------------
TOTAL LIABILITIES                                                     3,897,937
                                                                   ------------
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value,                                            --
     Authorized 1,000,000 shares; none issued
Common Stock, $.001 par value,                                           37,519
    Authorized 50,000,000 shares;
    37,518,557 shares issued and outstanding
Additional paid in capital                                            9,383,024
Deficit accumulated in the development stage                         (5,833,109)
Accumulated other comprehensive loss                                   (119,407)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            3,468,027
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,365,964
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

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months                  Four Months            From Inception
                                           Ended                         Ended                Oct 4, 2000 to
                                         September 30,                 September 30,            September 30,
                                    2004            2003            2004            2003           2004
                                  Restated                        Restated                       Restated
                               ------------    ------------    ------------    ------------    ------------
Revenue                        $         --    $         --    $         --    $         --    $         --
Cost of Revenue                          --              --              --              --              --
                               ------------    ------------    ------------    ------------    ------------
Gross Profit                             --              --              --              --              --

Operating Expenses
General and Administrative          839,571         188,564       1,280,170         254,960       3,306,995
Research and Development          1,146,375         256,896       1,605,041         389,688       2,322,735
Depreciation                          6,816              --           8,331              --          10,851
                               ------------    ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES          1,992,762         445,460       2,893,542         644,648       5,640,581
                               ------------    ------------    ------------    ------------    ------------
Net Operating (Loss)             (1,992,762)       (445,460)     (2,893,542)       (644,648)     (5,640,581)

Interest Income                       1,350              --           1,769              --           1,769
                               ------------    ------------    ------------    ------------    ------------
Net (Loss) before Tax            (1,991,412)       (445,460)     (2,891,773)       (644,648)     (5,638,812)

Share of Losses in Associate        251,466              --         335,288              --         697,729
Minority Share of Losses           (158,580)             --        (342,854)             --        (503,432)
                               ------------    ------------    ------------    ------------    ------------
Net (loss) attributable
   to common stockholders        (2,084,298)       (445,460)     (2,884,207)       (644,648)     (5,833,109)
                               ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME
Foreign Currency
  Translation Adjustments             6,274         (27,449)         41,220         (69,628)       (119,407)
Unrealised gains/(losses) on
 securities:
Unrealised holding gains/
 (losses) arising during
 the period; net of tax                  --       1,405,000             --        1,405,000              --
                               ------------    ------------    ------------    ------------    ------------
TOTAL COMPREHENSIVE
INCOME/(LOSS)                  $ (2,078,024)   $    932,091    $ (2,842,987)   $    690,724    $ (5,952,516)
                               ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE,
BASIC AND DILUTED                    (0.081)         (0.071)         (0.113)         (0.137)
                               ============    ============    ============    ============
   Weighted Average
   SHARES OUTSTANDING            25,570,370       6,254,799      25,403,038       4,704,347
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

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                From
                                                                       Four months           Inception to
                                                                    ended September 30,      September 30,
                                                                   2004            2003          2004
                                                                -------------------------    -----------
Cash flows from operating activities:
  Net (loss)                                                    (2,884,207)      (644,648)    (5,833,109)
  Adjustments to reconcile net(loss) to net cash
   (used) in operating activities:
   Depreciation and other non-cash charges                           8,331              0         10,851
   Minorities share of net losses incurred during the period      (342,854)             0       (503,432)
   Add back Share of losses in affiliates                          335,288              0        697,729

Changes in operating assets and liabilities

  (Increase) in other accounts receivable                          (66,476)        (1,307)       (67,143)
  (Increase) in other loans receivable                            (793,977)             0     (1,341,739)
  Increase/(decrease) in accounts payable                          258,234       (851,728)     1,320,445
  Increase in accrued expenses and other current liabilities        92,358        167,293        284,709

                                                                ------------   -----------    -----------
NET CASH (USED) IN OPERATING ACTIVITIES                         (3,393,303)    (1,330,390)    (5,431,689)
                                                                ------------   -----------    -----------

CASH FLOWS FROM/(USED) IN INVESTING ACTIVITIES:
  Capital Expenditure                                             (141,767)             0       (192,175)
  Investment in affiliates                                               0              0     (4,001,815)
  Payment for purchase of subsidiaries                                   0              0    (16,340,013)
     - net of cash acquired
  Increase in minority interest relating to subsidiaries                 0              0      6,990,886
     acquired during the period
  Purchase of Marketable Securities                             (2,000,000)             0     (2,000,000)
  Purchase of other long term investments                         (222,936)       (10,868)      (234,724)
                                                                ------------   -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                         (2,364,703)       (10,868)   (15,777,841)
                                                                ------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         2,877,279      1,410,886     19,273,102
     - net of fund raising expenses
  Increase in other loans payable                                2,000,000              0      2,292,783
                                                                ------------   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,877,279      1,410,886     21,565,885
                                                                ------------   -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                     41,220        (69,628)      (119,407)
                                                                ------------   -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              (839,507)             0        236,948

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,076,455              0              0
                                                                ------------   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         236,948              0        236,948
                                                                ------------   -----------    -----------

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: These consolidated financial statements include the accounts of Bioaccelerate Holdings, Inc. and its subsidiaries (the Company), with appropriate eliminations of inter-company balances and transactions. The financial statements are prepared by the Company on the accrual basis of accounting in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions for form 10QSB

Certain information and footnote disclosures normally included in the Company's annual audited financial statements, as required by accounting principles generally accepted in the United States, have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting entirely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Amilar Pharma Inc
Anvira Inc
Bioaccelerate Holdings, Inc (formerly Mobile Design Concepts, Inc) Bioaccelerate, Inc
Bioaccelerate Limited
Bioaccelerate BVI Limited
Biocardio Inc
CNS Thera Inc
Cynat Onclogy Inc
Evolve Oncology Inc
Genar Oncology Inc
Inncardio, Inc
Innova Lifestyle, Inc
Innovate Oncology, Inc
Oncbio Inc

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

The Company has experienced a significant loss from operations aggregating $2,884,207 and $5,833,109 for the four months ended September 30, 2004, and the period from inception to September 30, 2004. In addition, the Company has a working capital deficit of $2,252,107 and stockholders' equity of $3,468,027 at September 30, 2004, and has no revenue generating operations.

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

NOTE 3 - BASIS OF PRESENTATION

(Continued)

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

NOTE 4. LOANS PAYABLE

Credit Facilities

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. The Company had a balance of $5,300,477 drawn against this credit facility at September 30, 2004, and as of September 30, 2004, the interest rate was 1.5%. The loan matures upon one of the events described above.

During September 2004 the Company entered into a senior secured credit facility with Lifescience Ventures, Limited ("Lifescience") under which Lifescience shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Lifescience shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Lifescience received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 per share and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Lifescience warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs.

The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Lifescience audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding, options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company has not drawn down on this facility.

During September 2004 the Company entered into a senior secured credit facility with Jano Holdings Limited ("Jano") under which Jano shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Jano shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Jano received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Jano warrants. . The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Jano audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company has not drawn down against this facility.

NOTE 5.  INVESTMENT IN AFFILIATES

Evolve Oncology

Through September 2004, the Company acquired 23,857,000 common shares of Evolve Oncology Inc. ("Evolve") these shares were obtained initially through the acquisition of Pharma Manufacturing Services Ltd. and the sale of Antibody Technologies Inc.

At September 30, 2004, the Company owned a 55% interest in Evolve. For accounting purposes, the Company is treating its capital investment in Evolve as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Evolve, such amounts are being charged to expense as incurred by Evolve since Evolve presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Evolve is considered a variable interest entity and has been consolidated. The creditors of Evolve do not have recourse to the general credit of the Company. Through September 30, 2004, the Company advanced Evolve an aggregate of $399,495.

A summary of financial position and results of operations of Evolve as of September 30, 2004, and the four months then ended is as follows:

              Current assets                    $         --
              Property and equipment                  99,000
                                                ------------
                                                $     99,000
                                                ============
              Current liabilities               $  1,446,266
              Stockholders' (deficit)             (1,347,266)
                                                ------------
                                                $     99,000
                                                ============
              Revenues                          $         --
                                                ============
              Net (loss)                        $(25,635,922)
                                                ============
              Minority interest in net (loss)   $ (6,820,830)
                                                ============

NOTE 6 - INVESTMENTS

On August 12, 2004, Enhance Biotech, Inc., signed a definitive merger agreement with Ardent Pharmaceuticals, Inc., the world's leader in discovering and developing delta compounds. BI owns 7,496,760 common shares or 25.7% of Enhance Biotech Inc., and a warrant to purchase 5,500,000 shares at $1.00 per share and a warrant to purchase 1,500,000 shares at $3.00 per share. Under the terms of the agreement the Enhance shareholders will retain 55% of the stock in the merged entity and Bioaccelerate, Inc. will retain 14.3%

During September 2004 the Company invested $2,000,000 in Advance Nanotech, Inc. ("Advance") formerly Artwork and Beyond in exchange for 2,000,000 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 4. The shares are carried at the lower of cost or market of $2,000,000. The market value of the Advance shares as quoted on the OTCBB was $3.00 and $6.20 at September 30, 2004, and August 30, 2005.

Through September 2004 the Company acquired an aggregate of 3,928,804 common shares of Neuro Bioscience, Inc. ("Neuro"). The shares which were obtained as an inducement to provide future financing and have no cost basis. These shares are carried at the lower of cost or market of $0. The market value of the Neuro Bioscience shares as quoted on the Pink Sheets was $0.51 and $1.20 at September 30, 2004, and August 30, 2005.

During August 2004 the Company invested $222,936 in JPS Holdings ("JPS"), a private Company. No trading information or financial information is available for JPS and the Company carries its investment at cost.

An investment in Oncbio, Inc of 11,997,900 common shares or 90% of the issued share capital carried at par value and 5,000,000 options at an exercise price of $0.65. Expenses for the period are included in the consolidated financial statements.

The Company holds an option to purchase 500,000 shares of common stock of Bioenvision, Inc., a publicly traded company.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 2004, the Company had an aggregate of $241,558 due to affiliates. These advances have no specified due date or interest rate.

NOTE 9. SUBSEQUENT EVENTS

On October 1, 2004 Innovate Oncology, Inc merged with Hampton Berkshire Insurance and Financial Inc a quoted company, and received 15,900,000 shares of common stock a holding of 91,6% of the combined entity. Hampton Berkshire changed its name to Innovate Oncology Inc.

On December 2, 2004 the Company issued 3,818,472 shares of common stock for the conversion of loans from certain creditors. On the same date 2,275,804 share of common stock were issued for services.

NOTE 10. CORRECTION OF AN ERROR

Subsequent to December 31, 2004, the Company determined that certain investments with a carrying value of $16,248,690 with a related deferred tax liability of $6,500,000 and unrealized gains on marketable securities included in other comprehensive income of $9,748,690 had been incorrectly carried on the Company's balance sheet at September 30, 2004 due to a chance in the Company's accounting policy. In addition, the Company determined that Intangible assets of $16,340,013, minority interest related to the intangible of $6,487,454 and additional paid in capital of $9,852,559 had also been incorrectly carried on the Company's balance sheet at September 30, 2004 due to a chance in the Company's accounting policy. The accompanying balance sheet is restated to reflect these corrections which had no effect on the results of operations for the period ended September 30, 2004.

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

Research and Development Expenses

Research and development expenses were $1,146,375 and $256,896 in the three months ended September 30, 2004 and 2003 respectively. The increase in these expenditures was due the consolidation of Evolve Oncology in 2004 and to increases in the amount of clinical trial expenses and incurred research and development expenses.

General and Administrative Expenses

General and administrative expenses were $839,571 and $188,564 for the three months ended September 30, 2004 and 2003, respectively. The increase in expenses results from the consolidation of Evolve Oncology in 2004 and from increased costs related to outside contractors, legal and accounting expenses, insurance, facilities, and other general administrative expenses as the company has increased its activity.

Financial Condition

Assets

As of September 30, 2004 we held total assets of $7.37 million .

Liabilities

As of September 30, 2004 our total liabilities equaled $3.90 million. The liabilities were primarily due to the increase in loans payable for increased research and development costs and general and administrative costs.

Stockholders' Equity

As of September 30, 2004 our total stockholders' equity equaled $3.47 million.

Liquidity and Capital Resources

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. BI has a $7,500,000 line of credit with an institutional investor and as of September 30, 2004 had drawn down $5,300,477 of the facility. The facility accrues interest at the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. As of September 30, 2004, the interest rate was 1.5%.

In February 2004, Bioaccelerate, Inc sold 5,100,000 shares of common stock at $1.00 per share and received net proceeds of $4,816,781 after expenses.

The Company has two additional credit facilities totaling $25,000,000 available that have not been drawn against. These facilities accrue interest at the Applicable Federal Rate.

At September 30, 2004 cash and cash equivalents totaled approximately $237,000.

The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personal-related costs, cost related to preclinical testing and clinical trials and intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators

Item 3. Controls and Procedures.

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

On October 28, 2004 the Company issued 3,818,472 shares of common stock at $1.00 per share, in a nonpublic issuance of restricted securities, exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2), in exchange for the conversion of loans from certain creditors. No other securities were sold by the issuer during the period covered by this report without registering the securities under the Securities Act.

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

Lee Cole 43 CEO, President & Director Linden Boyne 61 CFO, Secretary-Treasurer & Director

Item 5. Other Information

As of April 29, 2005 the Registrant has appointed new auditors. Registrant terminated F E Hanson as the company's auditor. The decision to change auditors was approved by the Board of Directors. The former accountant only acted for the Registrant from November 2004. The prior accountant did not render any report on the financial statements for the past two years which contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years and any subsequent interim periods preceding the termination there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

Simultaneuosly with the termination of the relationship with F E Hanson Limited, Registrant retained Stark, Winter and Schenkein & Co, LLP as Registrant's independent accountants. Stark, Winter & Schenkein & Co. LLP's addressis 7535 East Hampden Avenue, Suite 109, Denver, CO 80231.

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

                                Bioaccelerate Holdings, Inc.

Date: September 16, 2005        By: /s/ Lee Cole
      ------------------            --------------------------------------------
                                    Lee Cole, CEO, President and Director

Date: September 16, 2005        By: /s/ Linden Boyne
      ------------------            --------------------------------------------
                                    Linden Boyne, CFO, Secretary-Treasurer
                                    & Director