Form 10KSB/A
period 2004-12-31
BIOACCELERATE HOLDINGS INC
filed 2005-09-16
CIK 1119700

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

                        Commission file number: 333-43126


                          BIOACCELERATE HOLDINGS, INC.
                 (Name of small business issuer in its charter)


                Nevada                                            87-0650219
    -------------------------------                          -------------------
    (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)


    712 Fifth Avenue, New York, NY,                                 10019
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (212) 897-6849
                           ---------------------------
                           (Issuer's telephone number)

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

Documents incorporated by reference: See Item 13, Exhibits page 32.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           BIOACCELERATE HOLDINGS, INC
                                    CONTENTS

                                                                            PAGE

PART I

   Item 1.  Description of Business............................................4
   Item 2.  Description of Property...........................................24
   Item 3.  Legal Proceedings.................................................24
   Item 4.  Submission of Matters to a Vote of Security Holders...............24

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchase of Equity Securities ..........25
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........25
   Item 7.  Financial Statements..............................................29
   Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................51
   Item 8a. Controls and Procedures ..........................................51

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act...............................................52
   Item 10. Executive Compensation............................................54
   Item 11. Security Ownership of Certain Beneficial Owners,
            Management and related Stockholder matters........................55
   Item 12. Certain Relationships and Related Transactions....................57
   Item 13. Exhibits and Reports on Form 8-K..................................57
   Item 14. Principal Accountant Fees and Services............................59

SIGNATURES  ..................................................................59

                           BIOACCELERATE HOLDINGS, INC

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

Oncology:                Evolve Oncology, Inc. (49%), Genar Oncology, Inc.
                         (94%), Innovate Oncology,  Inc. (90%), OncBio, Inc.
                         (90%)

Specialty Pharma:        Innova Lifestyle, Inc. (94%),
                         Amilar Pharmaceuticals Inc, (94%)
                         Enhance Biotech, Inc. (22.4%)

Central Nervous System:  CNS Thera, Inc. (94%), NeuroBioscience, Inc (19%),

Cardiovascular disease:  InnCardio, Inc. (94%) BioCardio, Inc. (50 %)

Anti-infective:          Anvira, Inc. (94%)

As at December 31, 2004 the Company also has investments in Advance Nanotech Inc (AVNA.OB), Australian Cancer Technologies Ltd (ACU.AX), JPS Holdings and Llama Biotech Ltd

Our management believes that large pharmaceutical companies need additional drugs to fill depleted drug development pipelines, particularly since many existing products of large pharmaceutical companies will soon be losing patent protection. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. We believe that the large in-house basic and applied research staffs of those large pharmaceutical companies increase the overhead of those companies and may also engender institutional resistance to acquisition or development of in- licensed drugs, resulting in costs and delays in development of new drugs by those companies. It also appears to us that that many individual scientists and medical research institutions may lack the expertise or resources to develop promising early stage drug candidates.

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

EVOLVE ONCOLOGY. Evolve Oncology seeks to acquire, develop and commercialize drugs to treat various types of cancer. Evolve Oncology's product development portfolio targets lung, breast and other types of cancer. Evolve Oncology's management believes its focus on innovative treatments should benefit from the market opportunity created by multiple patent expirations, particularly in hormonal and cytostatic therapies facing the large pharmaceutical companies. Bioaccelerate will also seek to develop niche drugs passed over by large pharmaceutical companies.

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

WE HAVE INCURRED NET LOSSES SINCE COMMENCING BUSINESS AND EXPECT FUTURE LOSSES.

To date, we have incurred significant net losses, including net losses of $ 157,459,885 for seven months ended December 31, 2004. At December 31, 2004, we had an accumulated deficit of $160,569,414. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On September 23, 2004. The Company began trading on the Over-The- Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") under the ticker symbol "BACL". The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the periods ended December 31, 2004 and May 31, 2004. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business of this Form 10-KSB.

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

General and administrative expenses increased from $1,180,681 in the year ended May 31, 2004, to $3,192,130 in period to December 31, 2004. The main reasons for the increase were the consolidation of Enhance Biotech, Inc in the financial statements and the further development of the Company's infrastructure to support its planned growth. Additional staff including two new Directors recruited during the year to accelerate development of our range of existing clinical and pre clinical compounds. Consultants continue to be engaged with specialist areas to assist our permanent staff.

Research & Development expenses for the seven months ended December 31, 2004, were $41,960,380 as compared with $717,694 in the previous year. The main reasons for the increase was the full consolidation of Enhance Biotech, Inc, which involved expensing the In-Process R&D acquired, and Evolve Oncology, Inc into the accounts and additional expenses in connection with the development of several of our product candidates in five therapeutic areas and also in the identification of additional portfolio compounds.

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

Since our inception we have incurred significant losses. As of December 2004, we had an accumulated deficit of $160,569,414. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2008.

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

LIQUIDITY & CAPITAL RESOURCES

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. The Company has a $32,500,000 line of credit facility as of December 31, 2004. $4,047,574 of the line is outstanding. The facility accrues interest at the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. As of December 31, 2004, the interest rate was 1.5%. In February 2004, Bioaccelerate, Inc sold 5,100,000 shares of common stock at $1.00 per share and received net proceeds of $4,816,781 after expenses. At December 31, 2004 cash and cash equivalents totaled approximately $742,856. The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personal-related costs, cost related to preclinical testing and clinical trials. The Company intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators

BASIS OF PRESENTATION

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations aggregating $157,147,264, $2,100,238 and $160,096,166, for the seven months ended December
31, 2004, for the year ended May 31, 2004, and the period from inception to December 31, 2004. In addition, the Company has working capital and stockholder deficits at December 31, 2004, of $9,464,214 and $11,702,694 and has no revenue generating operations.

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

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page

Accountants Reports                                                          30

Balance Sheets as of December 31, 2004                                       32

Statements of Operations for the years ended December 31, 2004, and
  since Inception                                                            33

Statements of Stockholders'(Deficit) from Inception                          34

Statements of Cash Flows for the periods ended December 31, 2004,May 31 2004
And since Inception.                                                         35

Notes to the Consolidated Financial Statements                               36

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

As discussed in Note 17, the Company has restated the financial statements for the period ended December 31, 2004 to correct an error in related to the consolidation of Enhance Biotech, Inc. pursuant to FIN 46R.

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


Stark Winter Schenkein & Co., LLP

/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------

Denver, Colorado
June 2, 2005, except for Note 17 as to which the Date is July 1, 2005

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

F.E. Hanson, Ltd
Arlington, VA.
October 14,2004

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004

ASSETS
Current Assets
          Cash and cash equivalents                               $     742,856
          Prepaid expenses                                              423,285
          Other accounts receivable                                     256,992
                                                                  -------------
            Total Current Assets                                      1,423,133
                                                                  -------------

Property and equipment, net                                           1,092,301
                                                                  -------------
Other Assets
          Other assets                                                  169,993
          Patents                                                       576,943
          Other long term investments                                 2,202,871
                                                                  -------------
                                                                      2,949,807
                                                                  -------------

                                                                  $   5,465,241
                                                                  =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
          Bank loans and overdrafts                               $      36,874
          Accounts payable                                            4,253,034
          Accrued expenses                                            1,029,027
          Due to related parties                                      1,351,916
          Current portion of long-term debt                             119,042
          Loans payable                                               4,047,454
          Deferred revenues                                              50,000
                                                                  -------------
                                                                     10,887,347
                                                                  -------------

Deferred revenue                                                      1,200,000
Long-term debt                                                        5,080,588
                                                                  -------------
                                                                      6,280,588
                                                                  -------------
Stockholders' (Deficit)
          Preferred Stock, par value $.001;
           10,000,000 shares authorized;
           none issued and outstanding                                       --
          Common Stock, par value $.001;
           100,000,000 shares authorized;
            39,794,362 issued and outstanding                            39,794
          Additional paid in capital                                148,826,926
          (Deficit) accumulated in the development stage           (160,096,166)
          Other comprehensive (loss)
            Currency translation adjustment                            (473,248)
                                                                  -------------
               Total Stockholders' (Deficit)                        (11,702,694)
                                                                  -------------
                                                                  $   5,465,241
                                                                  =============

The accompanying notes are an integral part of these financial statements

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
         Consolidated Statements of Operations and Comprehensive Losses

                                                                                                  From Inception
                                                            Seven Months                            November 1,
                                                                Ended               Year              1999 to
                                                            December 31,           Ended            December 31,
                                                                2004               May 31,              2004
                                                             (Restated)             2004             (Restated)
                                                           -------------       -------------       -------------
Revenue                                                    $          --       $          --       $          --
                                                           -------------       -------------       -------------

Operating expenses
    Research and development                                  41,960,380             717,694          42,678,074
    General and administrative                                 3,192,130           1,180,681           5,221,475
    Non cash stock compensation - general
     and administrative                                       64,500,706                  --          64,500,706
                                                           -------------       -------------       -------------
                                                            (109,653,216)         (1,898,375)       (112,400,255)
                                                           -------------       -------------       -------------

Net operating (loss)                                        (109,653,216)         (1,898,375)       (112,400,255)
                                                           -------------       -------------       -------------

Other income (expenses)
    Share of losses in affiliate                                      --            (362,441)           (362,441)
    Non cash interest expense                                (36,931,308)                 --         (36,931,308)
    Minority interest share of losses in subsidiaries          6,820,830             160,578           6,981,408
    Impairment charges                                       (17,383,570)                 --         (17,383,570)
                                                           -------------       -------------       -------------
                                                              47,494,048            (201,863)        (47,695,911)
                                                           -------------       -------------       -------------

(Loss) attributable to common stockholders                  (157,147,264)         (2,100,238)       (160,096,166)

Other Comprehensive Income
    Foreign currency translation adjustments                    (312,621)           (160,627)           (473,248)

                                                           -------------       -------------       -------------
Comprehensive (Loss)                                       $ 157,459,885       $  (2,260,865)      $(160,569,414)
                                                           =============       =============       =============

Per share information - basic and diluted

Net (Loss) Per Common Share                                $       (4.72)      $       (0.09)
                                                           =============       =============

Weighted Average Number of Shares Outstanding                 33,302,214          22,259,059
                                                           =============       =============

The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                Consolidated Statement of Stockholders' (Deficit)
         Period From Inception (November 1, 1999) to December 31, 2004


                                                     Common Stock          Additional                      Other          Total
                                                                            Paid In       Accumulated   Comprehensive  Stockholders'
                                                 Shares        Amount       Capital        (Deficit)       Income       (Deficit)
                                              ------------   ---------   -------------   -------------   ----------   -------------
Common shares issued for cash at $.0008 per
share                                            1,298,550   $   1,000   $          --   $          --   $       --   $       1,000

Net (loss) for the period ended May 31, 2003            --          --              --        (848,664)          --        (848,664)
                                              ------------   ---------   -------------   -------------   ----------   -------------
Balances as of May 31, 2003                      1,298,550       1,000              --        (848,664)          --        (847,664)

September 1, 2003 - Shares issued for
acquisition of Pharma Manufacturing
Services Limited at $.0008 per share            23,373,947      18,000              --              --           --          18,000

September 1, 2003 - Shares issued for
satisfaction of debt at $1.93 per share            811,612         811       1,561,724              --           --       1,562,535

Reclassification of paid in capital                     --       5,673          (5,673)             --           --              --

February, 2004 - Shares issued net of
funding costs for cash at $.73 per share         6,622,605       6,623       4,810,158              --           --       4,816,781

February 2, 2004 - Additional paid in
capital relating to shares issued by
subsidiary companies                                    --          --       8,879,507              --           --       8,879,507

May, 2004 - Shares issued for cash net of
funding costs at $.77 per share                    218,286         218         167,782              --           --         168,000

Net (loss) for the year ended May 31, 2004              --          --              --      (2,100,238)          --      (2,100,238)

Foreign currency translation adjustments                --          --              --              --     (160,627)       (160,627)
                                              ------------   ---------   -------------   -------------   ----------   -------------

Balances as of May 31, 2004                     32,325,000      32,325      15,413,498      (2,948,902)    (160,627)     12,336,294
                                              ------------   ---------   -------------   -------------   ----------   -------------

September 23, 2004 - Shares issued for the
net assets of Mobile Design Concepts, Inc.       1,375,086       1,375          23,444              --           --          24,819

December 2, 2004 - Shares issued for
services at $12.75 per share                     2,275,804       2,276      29,014,226              --           --      29,016,502

December 2, 2004 - Shares issued for
satisfaction of debt and payables of
$3,818,472 at $12.75 per share                   3,818,472       3,818      48,681,699              --           --      48,685,517

December 15, 2004 - Additional paid in
capital relating to share issuances by
subsidiary company                                      --          --      22,870,000              --           --      22,870,000

Shares issued for purchased research
and development by subsidiary                           --          --      32,824,059              --           --      32,824,259
Net of inter company items

Net (loss) for the seven months
ended December 31, 2004                                 --          --              --    (157,147,264)          --    (157,147,264)

Foreign currency translation adjustments                --          --              --              --     (316,621)       (312,621)
                                              ------------   ---------   -------------   -------------   ----------   -------------

Balances as of December 31, 2004 Restated       39,794,362   $  39,794   $ 148,826,926   $(160,096,166)  $ (473,248)  $ (11,702,694)
                                              ------------   ---------   -------------   -------------   ----------   -------------

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                        From
                                                                                                     Inception
                                                             Seven Months                           November 1,
                                                                Ended                                  1999 To
                                                             December 31,        Year Ended         December 31,
                                                                 2004              May 31,              2004
                                                             (Restated)             2004             (Restated)
                                                            -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(157,147,264)      $  (2,100,238)      $(160,096,166)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                    24,058               1,665              25,723
  Shares of losses in affiliated companies                                            326,441             362,441
  Issuance of common stock for services and interest          101,432,014                  --         101,432,014
  Issuance of subsidiaries common stock for purchased
   research and development                                    32,824,059                  --          32,824,059
  Impairment charges                                           17,383,570                  --          17,383,570
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets                     547,762            (227,051)            320,711
  Increase in other accounts receivable                          (276,222)                 --            (276,222)
  Increase in prepaid expenses                                   (423,285)                 --            (423,285)
  Increase in accounts payable                                  3,543,111             174,464           3,717,575
  Increase (decrease) in accrued expenses                         836,676             192,351           1,029,027
  Increase in other current liabilities                         4,215,982                  --           4,215,982
                                                            -------------       -------------       -------------
Net cash provided by (used in) operating activities             2,960,461          (1,596,368)            515,429
                                                            -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of long term investments                            (3,589,472)                 --          (3,589,472)
  Purchase of property and equipment                           (1,655,892)            (50,480)         (1,706,372)
  Investment in affiliate                                              --          (4,001,815)         (4,001,815)
  Payment for purchase of subsidiaries
   - net of cash acquired                                                         (16,623,688)        (16,623,688)
                                                            -------------       -------------       -------------
Net cash (used in) investing activities                        (5,245,364)        (20,675,983)        (25,921,347)
                                                            -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                    --          15,445,820          15,445,820
  Bank overdraft                                                   36,874                  --              36,874
  Proceeds from loans payable                                   9,047,881           1,242,783          11,139,328
                                                            -------------       -------------       -------------
Net cash provided by financing activities                       9,084,755          16,688,603          26,622,022
                                                            -------------       -------------       -------------

Minority Interest                                              (6,820,830)          6,820,830                  --
Effect of changes in exchange rates                              (312,621)           (160,627)           (473,248)

                                                            -------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents             (333,599)          1,076,455             742,856

Cash and cash equivalents at beginning of period                1,076,455                  --                  --

                                                            -------------       -------------       -------------
Cash and cash equivalents at end of period                  $     742,856       $   1,076,455       $     742,856
                                                            =============       =============       =============

Supplemental cash flow information:

  Cash paid for interest                                    $          --       $          --       $          --
                                                            =============       =============       =============
  Cash paid for income taxes                                $          --       $          --       $          --
                                                            =============       =============       =============

Non cash investing and financing activities:

  Settlement of debt and payables with common shares        $   3,818,472       $          --       $   3,818,472
                                                            =============       =============       =============
  Write off of marketable securities and
  related deferred taxes and other
  comprehensive income                                      $  16,875,000       $          --       $  16,875,000
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

Amilar Pharma Inc.
Anvira Inc.
Bioaccelerate BVI, LTD
Bioaccelerate, Inc.
Bioaccelerate Limited
Biocardio Inc.
CNS Thera Inc.
Cynat Onclogy Inc.
Enhance Biotech, Inc.
Evolve Oncology, Inc.
Genar Oncology Inc.
Inncardio, Inc.
Innova Lifestyle, Inc.
Innovate Oncology, Inc.
Oncbio Inc.

The year end for Evolve Oncology is February 28, and the financial statements included in the consolidation are as of February 28, 2005, and for the seven months then ended. The year end for Enhance Biotech, Inc. has been changed from January 31, to December 31, and the financial statements included in the consolidation are as of December 31, 2004, and for the eight months then ended.

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

License fee revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Nonrefundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development or commercial commitments are deferred and recognized ratably over the period of the related research, development or commercial commitments. Milestone payments under collaboration agreements and research agreements are recognized as revenues ratably over the remaining period of involvement by the Company in the research, development and commercialization of the asset beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment. Research grants revenues are recognized as the related research is performed.

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

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets of 3 to 7 years.

Property and equipment consists of the following:

      Office furniture and computer equipment      $  605,676
      Leasehold improvements                          512,348
                                                   ----------
                                                    1,118,024
      Less: accumulated depreciation                   25,723
                                                   ----------
                                                   $1,092,301
                                                   ==========

Depreciation charged to operations aggregated $24,058 and $1,665 during the seven months ended December 31, 2004, and the year ended May 31, 2004.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the from the impaired assets. During the period ended December 31 2004, the company recorded impairments related to its investments in Australian Cancer Technologies Ltd., Evolve Oncology Inc. and JPS Holdings in the amount of $17,383,570 (see Note
13).

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

Patents

Costs directly related to filing patent applications are capitalized and amortized using the straight-line method over the estimated useful life of the patent from the date of grant. The Company assesses the recoverability of this intangible asset at least annually based on the expected future economic benefit to be derived from the underlying patent over its remaining useful life. Patents have a cost basis of $576,943 and will be amortized commencing on January 1, 2005.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates two entities under the provisions of FIN 46-R (see Notes 7 and 17).

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

The Company has experienced a significant loss from operations aggregating $157,147,264, $2,100,238, and $160,096,166, for the seven months ended December
31, 2004, the year ended May 31, 2004, and the period from inception to December 31, 2004. In addition, the Company has working capital and stockholder deficits at December 31, 2004, of $9,464,214 and $11,702,694 and has no revenue generating operations.

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

NOTE 6 - LOANS AND NOTES PAYABLE

Credit Facilities

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $4,047,574 drawn against the balance of this credit facility at December 31, 2004 and as of December 31, 2004 the interest rate was 4%. The loan matures upon one of the events described above. During December 2004 the Company issued 2,893,090 shares of common stock in exchange for the cancellation of $2,893,090 of debt pursuant to this credit facility. The difference between the fair value of the shares of $36,886,898 and the amount of the debt settled, of $33,993,808, has been recorded as non cash interest expense (see Note 9). At June 2, 2005, the Company was indebted for $5,805,592 pursuant to this credit facility.

During September 2004 the Company entered into a senior secured credit facility with Lifescience Ventures, Limited ("Lifescience") under which Lifescience shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Lifescience shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Lifescience received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 per share and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Lifescience warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model, aggregates $12,800,000 and will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or
(iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Lifescience audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding, options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. During December 2004 the Company issued 250,000 shares of common stock in exchange for the cancellation of $250,000 of debt pursuant to this credit facility. The difference between the fair value of the shares of $3,187,500 and the amount of the debt settled, of $2,937,500, has been recorded as non cash interest expense (see Note 9). No amounts are outstanding pursuant to this credit facility at December 31, 2004.

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

In 1999 and 2000, the Company formed two joint ventures with Elan Corporation ("Elan") that were terminated in 2002 and 2003. As part of the joint ventures Elan loaned the Company $1,925,028 in convertible debt financing, maturing on April 14, 2006. Interest accrues at 9% per annum, compounded on an annual basis. Elan has the right to convert outstanding debt into the number of common shares that is obtained by dividing outstanding principal and interest by $10.29. At December 31, 2004, accrued interest totaled $457,908.

Notes payable

The Company's borrowings under an equipment lease financing agreement are collateralized by the related equipment and furniture and fixtures, at interest rates between 12% and 13% with monthly payments of approximately $9,920. Future aggregate annual maturities are:

      2005      $  119,042
      2006          55,560
                ----------
                $  167,747
                ==========

NOTE 7 -  INVESTMENTS IN AFFILIATES

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

A summary of financial position and results of operations of Evolve as of December 31, 2004, and the seven months then ended is as follows:

      Current assets                       $       --
      Property and equipment                     98,000
                                           ------------
                                           $     98,000
                                           ============

      Current liabilities                  $  2,455,139
      Stockholders' (deficit)                (2,357,139)
                                           ------------
                                           $     98,000
                                           ============

      Sales                                $       --
                                           ============
      Net (loss)                           $(40,360,050)
                                           ============
      Minority interest in net (loss)      $  6,820,830
                                           ============

Enhance Biotech

At December 31, 2004, the Company owned a 22.4% interest in Enhance Biotech, Inc. ("Enhance"). For accounting purposes, the Company is treating its capital investment in Enhance as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Enhance, such amounts are being charged to expense as incurred by Enhance since Enhance presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Enhance is considered a variable interest entity and has been consolidated. The creditors of Enhance do not have recourse to the general credit of the Company. Through December 31, 2004, the Company advanced Enhance an aggregate of $1,442,000.

A summary of financial position and results of operations of Enhance at December 31, 2004, is as follows:

      Current assets              $    871,283
      Property and equipment           807,533
      Other assets                     727,706
                                  ------------
                                  $  2,406,522
                                  ============

      Current liabilities         $  4,158,415
      Long-term liabilities          3,180,588
      Stockholders'(deficit)        (4,932,481)
                                  ------------
                                  $  2,406,522
                                  ============

      Sales                       $         --
                                  ============
      Net loss                    $(41,216,411)
                                  ============

NOTE 8 - ACQUISITION OF ARDENT PHARMACEUITCALS, INC.

On December 20, 2004, Enhance Biotech, Inc. ("Enhance") completed the acquisition of Ardent Pharmaceuticals, Inc. ("Ardent") a privately held biotechnology company that uses proprietary expertise in delta receptor chemistry and pharmacology to discover, develop and commercialize a broad range of novel drug candidates. The Enhance Board of Directors believe that Ardent's resources will help maximize the potential and advance the development of Enhance's pipeline and create greater expertise and infrastructure to pursue product development opportunities. In consideration for the acquisition, Enhance issued 23,149,808 shares of common stock to the stockholders of Ardent in exchange for 100% of their outstanding shares. Enhance has reserved approximately 5,111,299 shares in the aggregate for issuance upon exercise of outstanding options, warrants and convertible promissory notes of Ardent outstanding prior to the merger. In addition, approximately 234,172 shares were issued for fees associated with the Merger. Immediately after the acquisition the ownership interests of the former security holders of Ardent in the combined enterprise were approximately 45% of Enhance with the exclusion of a certain warrant to purchase 1.5 million shares of Common Stock issued to Bioaccelerate, Inc. The transaction was completed on December 20, 2004. The Enhance Board of Directors agreed to change the year-end of Enhance from January 31 to December 31.

For accounting purposes the merger has been made effective as of December 31, 2004. Ardent assets and liabilities at the year ended December 31, 2004, are included in the December 31, 2004, consolidated balance sheet. The value of Ardent's research and development projects in progress was charged to operations upon closing of the merger in accordance with SFAS 2, Accounting for Research and Development Costs. No goodwill was recognized as a result of the merger with Ardent.

The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows:

                                            Ardent         Value of In
                                          Balances at        Process
                                         December 31,       Research &     Allocated to
                                             2004          Development       Enhance
                                         ------------     ------------     ------------
        Assets
      Cash and Cash Equivalents          $    370,585                      $    370,585
      Accounts Receivable                     110,030                           110,030
      Property, Plant and Equipment           755,275                           755,275
      Patents                                 576,943                           576,943
      Other Assets                             11,405                            11,405
      In-Process Research &                                 29,600,000       29,600,000
      Development                                --
      Total Assets                       $  1,824,238                      $ 31,424,238

        Liabilities
      Accounts Payable                   $   (285,767)                     $   (285,767)
      Long term debt                         (174,602)                         (174,602)
      Deferred Revenue                     (1,250,000)                       (1,250,000)
      Convertible Note Payable             (2,382,935)                       (2,382,935)
      Other Liabilities                       (15,450)                          (15,450)
      Total Liabilities                  $ (4,108,754)                     $ (4,108,754)
      Fair value of Ardent stock                             4,678,467        4,678,467
      options
      Total Purchase Price                                                 $ 31,993,951

In-Process Research and Development

As part of the acquisition of Ardent, the Company engaged an independent third-party to appraise the value of the intangible assets acquired. Based upon this appraisal, the Company allocated $29.6 million of the purchase price of Ardent to acquired In-Process Research and Development (IPR&D).

Acquired IPR&D represents drug candidates currently under development that have not yet received regulatory approval for marketing and have no alternative future use. While the intangible assets examined included both drug candidates under development by Ardent and the Ardent compound library as a whole, no value was assigned to the compound library or to three of the seven drug candidates under development. No value was assigned to these intangible assets due to the substantial amount of R&D activities remaining, related risks of further identifying and/or developing compounds from the library, and the inability to measure fair value with reasonable reliability. Four compounds made up the basis for IPR&D. Three of these products are in the "Discovery Research Phase - Two to Four Years" as defined in Exhibit 3.1 of the ACIPA Practice Aid - Assets Acquired in a Business Combination to be used in Research & Development Activities related to FASB Statement 142. The third has just entered the second phase defined therein, as "Early Development Phase - Four to Six Years".

As of the date this transaction closed, none of these developments had reached technological feasibility nor had an alternative future use. While management believes these compounds have value, their development is not complete and consequently there is considerable uncertainty as to the technological feasibility of the products. Accordingly, as per FAS 141, Par. 42, the Enhance expensed $29,600,000 as acquired IPR&D at the acquisition date, representing the portion of the purchase price attributed to these developments.

As of the date of acquisition, Enhance issued 3,964,857 fully vested common stock options to Ardent employees. The fair value of these options has been calculated using the Black-Scholes pricing model with the following assumptions:
27 to 48 months expected life, 483% stock volatility, 3.12% to 3.55% risk-free interest rate and no dividends. The total value of $4,678,467 has been charged to operations.

In accordance with FASB 141, the Company recognized a liability related to the Ardent deferred revenue of $1,250,000 because such deferred revenue represents a legal obligation assumed by Enhance.

Pro Forma Revenue and Net Loss

The following unaudited pro forma information is based on the assumption that the acquisition occurred at the beginning of the reporting period.

      Revenue                                    $     123,000
      Net loss                                   $(160,685,054)
      Net loss per share, basic and diluted      $       (4.82)

NOTE 9 - RESEARCH AND DEVELOPMENT AGREEMENTS

During 2004 the Company entered into a Feasibility Study, Option and License Agreement with ALZA Corporation, a division of Johnson & Johnson ("ALZA") for the development of DPI-125 for moderate-to-severe pain. In consideration of an initial non-refundable fee of $1,250,000, Enhance granted ALZA a 12-month option for an exclusive, worldwide license to the compound, during which time, ALZA would conduct feasibility studies. If ALZA exercises the option, ALZA will proceed with development of at least two potential products, an intravenous formulation for acute pain and at least one formulation for chronic pain. ALZA may also elect to develop other formulations of DPI-125. The agreement also provides ALZA with exclusive options to license additional analgesic compounds from the Enhance portfolio. Development and commercialization expenses for the products will be borne by ALZA. In addition to the option fee upon signing the agreement, Enhance will receive further payments should ALZA exercise its option following feasibility studies, and will also be eligible for development milestone payments and royalties. Enhance also has the right to co-promote the intravenous product in the US.

The Company completed delivery to ALZA of certain quantities of compounds required by the agreement during December 2004. Beginning in January 2005, the Company will amortize the initial $1,250,000 fee to revenue on a straight-line basis over the 25 year time period that the Company expects to be involved with ALZA in developing and commercializing the technology. Any subsequent payments or development milestones payments will be amortized to revenue on a similar basis.

NOTE 10 - STOCKHOLDERS' (DEFICIT)

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

On December 20, 2004, one of the Company's consolidated subsidiaries issued shares of its common stock for purchased research and development and services. These shares were valued at their fair market value of $32,824,059 which has been charged to operations.

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

On December 3, 2004, and August 16, 2004, one of the Company's consolidated subsidiaries issued shares of its common stock for purchased research and development and services. These shares were valued at their fair market value of $22,870,000 which has been charged to operations.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to December 31, 2004, are as follows:

      2005      $360,000
      2006      $144,000
      2007      $ 84,000

Rent expense for the seven months ended December 31, 2004 and the year ended May 31, 2004, was $217,139 and $161,000.

Leases- Enhance

The company leases office and lab space under non-cancelable operating leases. Future minimum annual lease payments are:

            2005              $  344,147
            2006                 348,943
            2007                 310,536
            2008                 319,852
            2009                 319,852
            Thereafter             9,596
                              ----------
                              $1,652,926
                              ==========

Research and Development

On July 1, 2003 the Company entered into an agreement with Queen Mary and Westfield College to provide research and development services for the Company's infertility program. The agreement is for three years and is payable in quarterly installments of $54,000.

Glaxo SmithKline Royalty

The Company possesses the exclusive worldwide rights to certain technology acquired from GlaxoSmithKline, and as a result may be obligated for future royalty payments of up to 2% of net sales on the technology acquired for the duration of the related patents.

Organon License

During 1999, the Company granted a license to N.V. Organon AG ("Organon") to use the Company's patent rights in the development, manufacture, use and sale of one of its analgesic compounds (the "License"). Organon made nonrefundable cash payments to the Company of $4 million during 1999 and 2000. During March 2003, Organon notified the Company of its intention to discontinue development of DPI-3290 under the License. Subsequent to this notification, Enhance delivered to Organon a notification of termination of the agreement for cause. By letter to the Company, dated January 11, 2005, Organon asserted its belief that it maintains certain rights under the License. The Company believes this claim is without merit and has initiated dispute resolution procedures specified in the License to confirm that the License has been terminated and that Organon has no further rights thereunder.

Credit Facilities

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

NOTE 12 - INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the seven months ended and the year ended December 31, 2004, and May 31, 2004. The sources and tax effects of the differences are as follows:

      Income tax provision at the federal statutory rate       34%
      Effect of operating losses                              (34)%
                                                            -----
                                                               --%
                                                            =====

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

NOTE 13 - IMPAIRMENTS

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

NOTE 14 - MATERIAL YEAR END ADJUSTMENTS

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

NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company had an aggregate of $876,321 due to affiliates. These advances have no specified due date or interest rate.

In addition, Enhance had an aggregate of $475,595 in amounts due to affiliates for unpaid salary and consulting fees.

NOTE 16 -  SUBSEQUENT EVENTS

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

Note 17. CORRECTION OF AN ERROR

During July 2005 the Company determined that Enhance which had originally been accounted for using the equity method should have been consolidated pursuant to FIN 46R. As a result of the consolidation the Company's the Company's current assets increased by $871,283, total assets increased by $2,406,522, current liabilities increased by $2,716,415, total liabilities increased by $5,897,003, and stockholders' (deficit) increased by $(3,490,481). In addition, the consolidation increased the net (loss) by $(41,216,411) to $(157,147,264) or $(1.09) per share to $(4.72) per share.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

The following are the current Directors and Executive Officers of the Company and their ages, as of June 2, 2005.

      Name                  Age         Position

      Lee Cole              44         CEO and Director
      Linden Boyne          61         CFO, Secretary and Director

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

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 when the company was acquired . He is Secretary and Director of, Advance Nanotech Inc, and Electronic Game Card, Inc and Secretary of Enhance Biotech, Inc and Innovate Oncology, Inc

ITEM 10 - EXECUTIVE COMPENSATION

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

Compensation Table

                                                    NUMBER SHARES  PERCENTAGE OF
                                                    (Beneficial        ISSUED
     NAME           DIRECTOR SINCE    COMPENSATION   and Legal)    OUTSTANDING
Lee Cole            May 1,  2003              0            0              0
Linden Boyne        Nov 19, 2003              0            0              0

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by our Principal Accountants for the audits of the Company's annual consolidated financial statements for 2005 and 2004 and other services.

                                                  2005              2004
                                                 -------           -------
      Audit Fees                                 $42,300           $14,000

      Audit-Related Fees                              --                --

      Tax Fees                                         0                 0

      All Other Fees                                  --                --
                                                 -------           -------

      Total Fees                                 $42,300           $14,000
                                                 =======           =======

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

                          Bioaccelerate Holdings, Inc.


Date: September 16, 2005                By: /s/ Lee Cole
                                            ------------------------------------
                                                                        Lee Cole
                                                         Chief Executive Officer

                                        By: /s/ Linden Boyne
                                            ------------------------------------
                                                                    Linden Boyne
                                                         Chief Financial Officer