Form 10QSB/A
period 2005-03-31
BIOACCELERATE HOLDINGS INC
filed 2005-09-16
CIK 1119700

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

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

These Financial Statements have not been reviewed by our Independent Registered Public Accountants. The Company will be filing an amended restated 10QSB/A for the period ending March 31, 2005 simultaneous with this filing.


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

                                                                                        Other
                                                           Common Stock              Additional
                                                      Shares         Amount       Paid In Capital
                                                   -------------   -------------   -------------
Common shares issued for cash
 at $.0008 per share                                   1,298,550   $       1,000   $          --
Net (loss) for the period ended May 31, 2003                  --              --              --
                                                   -------------   -------------   -------------
Balances as of May 31, 2003                            1,298,550           1,000              --

September 1, 2003 - Shares issued for
 acquisition of Pharma Manufacturing
 Services Limited at $.0008 per share                 23,373,947          18,000              --
September 1, 2003 - Shares issued
 for satisfaction of debt at $1.93 per share             811,612             811       1,561,724
Reclassification of paid in capital                           --           5,673          (5,673)
February, 2004 - Shares issued net of funding
 costs for cash at $.73 per share                      6,622,605           6,623       4,810,158
February 2, 2004 - Additional paid in capital
relating to shares issued by
subsidiary companies                                          --              --       8,879,507
May, 2004 - Shares issued for cash net
of funding costs at $.77 per share                       218,286             218         167,782
Net (loss) for the year ended May 31, 2004                    --              --              --
Foreign currency translation adjustments                      --              --              --
                                                   -------------   -------------   -------------
Balances as of May 31, 2004                           32,325,000          32,325      15,413,498
                                                   -------------   -------------   -------------

September 23, 2004 - Shares issued for the
net assets of Mobile Design Concepts, Inc.             1,375,086           1,375          23,444
December 2, 2004 - Shares issued for
services at $12.75 per share                           2,275,804           2,276      29,014,226
December 2, 2004 - Shares issued for
satisfaction of debt and payables
of $3,818,471 at $12.75 per share                      3,818,472           3,818      48,681,699
December 15, 2004 - Additional paid in capital
 relating to share issuances by subsidiary
 company                                                      --              --      22,870,000
Shares issued for purchased research
 and development                                                                      32,824,059
Net (loss) for the seven months
 ended December 31, 2004                                      --              --              --
Foreign currency translation adjustments                      --              --              --
                                                   -------------   -------------   -------------

Balances as of December 31, 2004                      39,794,362   $      39,794   $ 148,826,926
                                                   -------------   -------------   -------------
February 7, 2005 - Shares issued
for services at $10.25 per share                          41,667              42         427,045
March 21, 2005 - Shares issued for services
provided in relation to fundraising
at $6.25 per share                                       335,000             335       2,093,415
March 21, 2005 - Shares issued for
satisfaction of debt at $6.25 per share                2,503,479           2,503      15,644,241
Fair value of warrants issued by a subsidiary                                            885,000
Net (loss) for the three months
 ended March 31, 2005                                         --              --              --
Foreign currency translation adjustments                      --              --              --
                                                   -------------   -------------   -------------
Balances as of March 31, 2005                         42,674,508   $      42,674   $ 167,876,627
                                                   -------------   -------------   -------------

                                                                                         Total
                                                    Accumulated     Comprehensive    Stockholders'
                                                     (Deficit)         Income          (Deficit)
                                                   -------------    -------------    -------------

Common shares issued for cash
 at $.0008 per share                               $          --    $          --    $       1,000
Net (loss) for the period ended May 31, 2003            (848,664)              --         (848,664)
                                                   -------------    -------------    -------------
Balances as of May 31, 2003                             (848,664)              --         (847,664)

September 1, 2003 - Shares issued for
 acquisition of Pharma Manufacturing
 Services Limited at $.0008 per share                         --               --           18,000
September 1, 2003 - Shares issued
 for satisfaction of debt at $1.93 per share                  --               --        1,562,535
Reclassification of paid in capital                           --               --               --
February, 2004 - Shares issued net of funding
 costs for cash at $.73 per share                             --               --        4,816,781
February 2, 2004 - Additional paid in capital
relating to shares issued by
subsidiary companies                                          --               --        8,879,507
May, 2004 - Shares issued for cash net
of funding costs at $.77 per share                            --               --          168,000
Net (loss) for the year ended May 31, 2004            (2,100,238)              --       (2,100,238)
Foreign currency translation adjustments                      --         (160,627)        (160,627)
                                                   -------------    -------------    -------------
Balances as of May 31, 2004                           (2,948,902)        (160,627)      12,336,294
                                                   -------------    -------------    -------------

September 23, 2004 - Shares issued for the
net assets of Mobile Design Concepts, Inc.                    --               --           24,819
December 2, 2004 - Shares issued for
services at $12.75 per share                                  --               --       29,016,502
December 2, 2004 - Shares issued for
satisfaction of debt and payables
of $3,818,471 at $12.75 per share                             --               --       48,685,517
December 15, 2004 - Additional paid in capital
 relating to share issuances by subsidiary
 company                                                      --               --       22,870,000
Shares issued for purchased research
 and development                                                                        35,079,059
Net (loss) for the seven months
 ended December 31, 2004                            (157,147,264)              --     (159,402,264)
Foreign currency translation adjustments                      --         (312,621)        (312,621)
                                                   -------------    -------------    -------------

Balances as of December 31, 2004                   $(160,096,166)   $    (473,248)   $ (11,702,694)
                                                   -------------    -------------    -------------
February 7, 2005 - Shares issued
for services at $10.25 per share                                                           427,087
March 21, 2005 - Shares issued for services
provided in relation to fundraising
at $6.25 per share                                                                       2,093,750
March 21, 2005 - Shares issued for
satisfaction of debt at $6.25 per share                                                 15,646,744
Fair value of warrants issued by a subsidiary                                              885,000
Net (loss) for the three months
 ended March 31, 2005                                (25,408,578)              --      (25,408,578)
Foreign currency translation adjustments                      --           97,275           97,275
                                                   -------------    -------------    -------------
Balances as of March 31, 2005                      $(185,504,744)   $    (375,973)   $ (17,961,416)
                                                   -------------    -------------    -------------

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


                               Bioaccelerate Holdings, Inc.


Date: September 16, 2005       By: /s/ Lee Cole
                                   --------------------------------------------
                                   Lee Cole, CEO, President and Director


Date: September 16, 2005       By: /s/ Linden Boyne
                                   --------------------------------------------
                                   Linden Boyne, CFO, Secretary-Treasurer
                                   & Director