Form 10QSB/A
period 2005-03-31
BIOACCELERATE HOLDINGS INC
filed 2005-09-16
CIK 1119700

U.S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.
                                      20549

                                  FORM 10-QSB/A

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-43126

                          BIOACCELERATE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                  87-0650219
       ----------------------------------                 --------------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

The number of $.001 par value common shares outstanding at August 2, 2005:
42,924,508

                           BIOACCELERATE HOLDINGS, INC
                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART 1 - FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)                                   3

Item 2    Management's Discussion and Analysis or Plan of Operations        12

Item 3    Controls and Procedures                                           18

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                 18

Item 2    Sales of Unregistered Equity Securities and Use of Proceeds       18

Item 3    Defaults Upon Senior Securities                                   19

Item 4    Submission of Matters to a Vote of Security Holders               19

Item 5    Other Information                                                 19

Item 6    Exhibits                                                          19

          Signatures                                                        19

                         PART I - FINANCIAL INFORMATION

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                           (Unaudited) March 31, 2005
                                   (Restated)

ASSETS
Current Assets
     Cash and cash equivalents                                          $     791,618
     Prepaid expenses                                                         523,679
     Accounts receivable                                                      117,745
     Other accounts receivable                                                 76,898
                                                                        -------------
        Total Current Assets                                                1,509,940
                                                                        -------------

Property and equipment, net                                                   991,410
                                                                        -------------

Other Assets
     Other assets                                                              11,406
     Patents, net                                                             601,072
     Other long term investments                                            2,202,871
                                                                        -------------
                                                                            2,815,349
                                                                        -------------

                                                                        -------------
                                                                        $   5,316,699
                                                                        =============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
     Bank loans and overdrafts                                          $     713,665
     Accounts payable                                                       4,116,347
     Accrued expenses                                                       2,315,215
     Due to related parties                                                   860,950
     Loans payable                                                          9,719,602
     Current portion of long-term debt                                         91,277
     Other current liabilities                                                159,436
     Deferred revenue                                                          50,000
                                                                        -------------
        Total Current Liabilities                                          18,026,492
                                                                        -------------


     Deferred revenue                                                       1,187,500
     Long-term debt                                                         5,066,665
                                                                        -------------
                                                                            6,254,165
                                                                        -------------

Stockholders' (Deficit)
     Preferred Stock, par value $.001;  10,000,000 shares authorized;              --
     none issued and outstanding
     Common Stock, par value $.001; 100,000,000 shares authorized;             42,674
     42,674,508 shares issued and outstanding
     Additional paid in capital                                           179,630,829
     (Deficit) accumulated in the development stage                      (198,261,488)
     Other comprehensive Income (Loss)
       Currency translation adjustment                                       (375,973)
                                                                        -------------
         Total Stockholders' (Deficit)                                    (18,963,958)
                                                                        -------------

                                                                        -------------
                                                                        $   5,316,699
                                                                        =============

   The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                            (Restated)
                                                           (Restated)                     From Inception
                                                          Three Months   Three Months      November 1,
                                                             Ended           Ended            1999 to
                                                            March 31        March 31          March 31
                                                             2005             2004              2005
Revenue                                                  $      14,300    $          --    $      14,300

Operating expenses
     Research and development                            $   4,128,362    $          --    $  48,806,436
     General and administrative                              2,978,519          468,306        8,199,994
     General and administrative - Non cash                  18,167,581               --       82,668,287
                                                         -------------    -------------    -------------
                                                            25,274,462               --      137,674,717
                                                         -------------    -------------    -------------
Net operating (loss)                                       (25,260,162)        (468,306)    (137,660,417)
                                                         -------------    -------------    -------------

Other income (expenses)
     Interest and finance charges                             (105,160)              --         (105,160)
     Interest and finance charges -non cash                (12,800,000)              --      (12,800,000)
     Share of losses in affiliate                                   --          130,468         (362,441)
     Non cash interest expense                                      --               --      (36,931,308)
     Minority interest share of losses in subsidiaries              --               --        6,981,408
     Impairment charges                                             --               --      (17,883,570)
                                                         -------------    -------------    -------------
                                                           (12,905,160)         130,468       60,601,071
                                                         -------------    -------------    -------------

                                                         -------------    -------------    -------------
(Loss) attributable to common stockholders                 (38,165,322)        (337,838)    (198,261,488)
                                                         -------------    -------------    -------------

Other Comprehensive Income (Loss)
     Foreign currency translation adjustments                   97,275               --         (375,973)

                                                         -------------    -------------    -------------
TOTAL COMPREHENSIVE (LOSS)                               $ (38,068,047)   $    (337,838)   $(198,637,461)
                                                         =============    =============    =============

Per share information - basic and diluted

Net (Loss) Per Common Share                              $       (0.95)   $       (0.01)
                                                         -------------    -------------

Weighted Average Number of Shares Outstanding            $  40,137,637       29,825,595
                                                         -------------    -------------

     The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           (Restated)
                                                           (Restated)                     From Inception
                                                          Three Months   Three Months      November 1,
                                                            Ended            Ended          1999 To
                                                           March 31,       March 31,       March 31,
                                                             2005            2004            2005
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                          ------------    ------------    ------------
Net cash provided by (used in) operating activities       $ (5,978,532)$    (2,045,726)   $ (9,595,466)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of long term investments                           (500,000)              0      (4,089,472)
  Purchase of property and equipment                           (37,112)              0        (399,861)
  Investment in affiliate                                            0               0      (4,001,815)
  Payment for purchase of subsidiaries                               0               0     (16,151,242)
                - net of cash acquired

                                                          ------------    ------------    ------------
Net cash (used in) investing activities                       (537,112)              0     (24,642,390)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                  0       4,810,158      15,445,820
  Bank overdraft                                               676,791               0         713,665
  Proceeds from loans payable                                5,790,340               0      19,245,962

                                                          ------------    ------------    ------------
Net cash provided by financing activities                    6,467,131    $  4,810,158    $ 35,405,447
                                                          ------------    ------------    ------------

Effect of changes in exchange rates                             97,275               0        (375,973)

                                                          ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents            48,762       2,764,432         791,618

Cash and cash equivalents at beginning of period          $    742,856       1,405,000               0

                                                          ------------    ------------    ------------
Cash and cash equivalents at end of period                     791,618    $  4,169,432    $    791,618
                                                          ============    ============    ============

Supplemental cash flow information:
  Cash paid for interest                                  $          0    $          0    $          0
                                                          ============    ============    ============
  Cash paid for income taxes                              $          0    $          0    $          0
                                                          ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                          BIOACCELERATE HOLDINGS, INC.

                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: These consolidated financial statements include the accounts of Bioaccelerate Holdings, Inc. and its subsidiaries (the Company), with appropriate eliminations of inter-company balances and transactions. The financial statements are prepared by the Company on the accrual basis of accounting in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions for Form 10QSB

Certain information and footnote disclosures normally included in the Company's annual audited financial statements, as required by accounting principles generally accepted in the United States, have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting entirely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in the Company's 10KSB/A, and filed with the Securities and Exchange Commission,

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual reports may differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern.

CERTAIN RISKS AND UNCERTAINTIES: The Company is subject to risks common to companies in its industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain financing.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements presented herein include the accounts of the Company and its majority owned subsidiaries (collectively, the "Company"). The consolidated financial statements include the accounts of the following companies:
Amilar Pharma Inc
Anvira Inc
Bioaccelerate Holdings, Inc (formerly Mobile Design Concepts, Inc) Bioaccelerate, Inc
Bioaccelerate Limited
Bioaccelerate
BVI Limited
Biocardio Inc
CNS Thera Inc
Cynat Onclogy Inc
Enhance Biotech Inc
Evolve Oncology Inc
Genar Oncology Inc

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

The Company has experienced a significant loss from operations aggregating $38,165,322 and $198,261,488, for the three months ended March 31, 2005, and the period from inception to March 31, 2005. In addition, the Company has working capital and stockholder deficits at March 31, 2005, of $16,516,552 and $18,963,958 and has no revenue generating operations.

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

NOTE 4. LOANS PAYABLE

Credit Facilities

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005 and June 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $7,415,041 drawn against the balance of this credit facility at March 31, 2005, and as of March 31, 2005, the interest rate was 4%. The loan matures upon one of the events described above.

During September 2004 the Company entered into a senior secured credit facility with Lifescience Ventures, Limited ("Lifescience") under which Lifescience shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Lifescience shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Lifescience received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 per share and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Lifescience warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model, aggregates $12,800,000 and will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or
(iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Lifescience audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding, options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005 and June 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. No amounts are outstanding pursuant to this credit facility at March 31, 2005.

During September 2004 the Company entered into a senior secured credit facility with Jano Holdings Limited ("Jano") under which Jano shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Jano shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Jano received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Jano warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model aggregates $12,800,000 and was charged to operations as non cash interest upon the initial draw as the credit facility has no specific due date and the Company was in default on the arrangement. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Jano audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005 and June 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Jano as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $2,304,561 drawn against the balance of this credit facility at March 31, 2005, and as of March 31, 2005, the interest rate was 4%. The loan matures upon one of the events described above.

Convertible Loans

During December 2004 the Company borrowed an aggregate of $3,100,000 with interest at Libor (2.35% at March 31, 2005). The loan is convertible into common shares of the Company at equivalent terms to the Company's next equity financing, of not less than $6,000,000. Should a financing not occur within 1 year, the loan shall accrue interest at Libor plus 10% and the loan will be convertible into common shares at a price to be determined between the parties. There is no specified repayment date on the loan.

In 1999 and 2000, the Company formed two joint ventures with Elan Corporation ("Elan") that were terminated in 2002 and 2003. As part of the joint ventures Elan loaned the Company $1,925,028 in convertible debt financing, maturing on April 14, 2006. Interest accrues at 9% per annum, compounded on an annual basis. Elan has the right to convert outstanding debt into the number of common shares that is obtained by dividing outstanding principal and interest by $10.29. At March 31, 2005, accrued interest totaled $505,619.

Notes payable

The Company's borrowings under an equipment lease financing agreement are collateralized by the related equipment and furniture and fixtures, at interest rates between 12% and 13% with monthly payments of approximately $9,920. Future aggregate annual maturities are:

         2005                          $   91,277
         2006                              41,637
                                       ----------
                                       $  132,924
                                       ==========

NOTE 5. INVESTMENT IN AFFILIATES

Evolve Oncology

Through December 2004, the Company acquired 23,857,000 common shares of Evolve Oncology Inc. ("Evolve") these shares were obtained initially through the acquisition of Pharma Manufacturing Services Ltd. and the sale of Antibody Technologies Inc.

At March 31, 2005, the Company owned a 49.15% interest in Evolve. For accounting purposes, the Company is treating its capital investment in Evolve as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Evolve, such amounts are being charged to expense as incurred by Evolve since Evolve presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Evolve is considered a variable interest entity and has been consolidated. The creditors of Evolve do not have recourse to the general credit of the Company. Through March 31, 2005, the Company advanced Evolve an aggregate of $1,296,932.

A summary of financial position (including intercompany balances due to Bioaccelerate Holding Inc.) and results of operations of Evolve as of March 31, 2005, and the three months then ended is as follows:

            Current assets                        $        --
            Property and equipment                     98,000
                                                  -----------
                                                  $    98,000
                                                  ===========
            Current liabilities                   $ 2,455,139
            Stockholders' (deficit)                (2,357,139)
                                                  -----------
                                                  $    98,000
                                                  ===========
            Sales                                 $        --
                                                  ===========
            Net (loss)                            $        --
                                                  ===========
            Minority interest in net (loss)       $        --
                                                  ===========

Enhance Biotech

At March 31, 2005 the Company holds a 22.4% interest in Enhance Biotech, Inc. ("Enhance"). For accounting purposes, the Company is treating its capital investment in Enhance Biotech as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Enhance, such amounts are being charged to expense as incurred by Enhance since Enhance presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Enhance is considered a variable interest entity and has been consolidated. The creditors of Enhance do not have recourse to the general credit of the Company. Through March 31, 2005, the Company advanced Enhance an aggregate of $2,706,358.

A summary of financial position (including intercompany balances due to Bioaccelerate Holding Inc.) and results of operations of Enhance at March 31, 2005, is as follows:

              Current assets                    $   519,197
                    Other assets                  2,299,730
                                                -----------
                                                $ 2,818,927
                                                ===========
              Current liabilities               $ 5,610,062
              Long-term liabilities               3,154,165
              Stockholders'(deficit)             (5,945,300)
                                                -----------
                                                $ 2,818,927
                                                ===========
              Sales                             $    14,300
                                                ===========
              Net loss                          $(1,897,751)
                                                ===========

NOTE 6 - INVESTMENTS

During September 2004 the Company invested $2,000,000 in Advance Nanotech, Inc. ("Advance") in exchange for 2,000,000 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 6. The shares received are considered restricted securities and represent approximately 6% of the outstanding shares of Advance subsequent to a private placement by Advance at $2.00 per share in February and March 2005. The shares are carried at the lower of cost or market of $2,000,000. The market value of the Advance shares as quoted on the OTCBB was $6.000 and $7.25 at March 31, 2005, and August 15, 2005.

Through December 2004 the Company acquired an aggregate of 3,928,804 common shares of Neuro Bioscience, Inc. ("Neuro"). The shares which were obtained as an inducement to provide future financing and have no cost basis. These shares are carried at the lower of cost or market of $0. The market value of the Neuro Bioscience shares as quoted on the Pink Sheets was $1.50 and $1.20 at March 31, 2005, and August 15, 2005.

During November 2004 the Company invested $1,366,536 in Australian Cancer Technology ("ACT") in exchange for 4,893,301 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 6. The shares received are considered restricted securities and represent approximately 4% of the outstanding shares of ACT. The shares are carried at the lower of cost or market of $191,083. The market value of the ACT shares as quoted on the ASX was $636,129 and $685,062 at March 31, 2005 and August 15, 2005.

During August 2004 the Company invested $222,936 in JPS Holdings ("JPS"), a private Company. No trading information or financial information is available for JPS and the Company carries its investment at the lower of cost or market of $0.

The Company holds an investment carried at cost of $11,788.

NOTE 7. STOCKHOLDERS' (DEFICIT)

Through March 2005 the Company issued an aggregate of 2,880,146 shares of common stock valued at their fair market value of $18,167,581 for consulting services and purchased research and development. The value of these shares was charged to operations. In addition, the company charged the fair value of options issued to Jano Holdings Ltd. in connection with the loan facility referred to in Note 4 to interest expense.

NOTE 8 - RELATED PARTY TRANSACTIONS

At March 31, 2005, the Company had an aggregate of $409,200 due to affiliates. These advances have no specified due date or interest rate.

In addition, Enhance had an aggregate of $451,750 in amounts due to affiliates for unpaid salary and consulting fees.

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

Through August 15, 2005, the Company borrowed an additional $6,980,328 pursuant to its credit facilities described in Note 4.

Note 10. CORRECTION OF AN ERROR

During August 2005 the Company determined that the value of certain options as discussed in Note 4 should be charged to operations at March 31, 2005. In addition, the review of the Company's financial statements disclosed additional adjustments required to be made to the financial statements which had not previously been reviewed. As a result of the charge and other adjustments the Company's current assets decreased by $475, total assets decreased by $972,542, current liabilities increased by $190,000, total liabilities increased by $30,000, and stockholders' (deficit) increased by $(1,002,542). In addition, the charge and adjustments increased the net (loss) by approximately $(12,659,469) to $(38,068,047) or $(0.63) per share to $(0.95) per share.

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

                 OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE
                                   (Continued)

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

During the period the following events took place :

On 22nd February, 2005, Inncardio Inc entered into an Acquisition Agreement effective 22nd day of February, wherein it agreed to be acquired by Softwall Equipment Corporation whereby Softwall Equipment Corp acquired all of the outstanding common stock of Inncardio, Inc. in exchange for 16,500,000common shares of Softwall. After the issuance of the 16,500,000 shares in the Acquisition, the company had approximately 18,010,000 shares of its common stock issued and outstanding and changed its name to Inncardio, Inc . Softwall had no material assets, liabilities, or operations.

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

General and administrative expenses increased from $468,306 in the quarter ended May 31, 2004, to $2,978,519 in quarter to March 31, 2005. The main reason for the increase was the significant development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the quarter ended March 31, 2005, were $4,128,362 as compared with $nil in the previous year. The majority of these expenses were in connection with the development of an increased number of our product candidates and to a charge of $1.35 million for research and development at Enhance Biotech and Cengent Technologies.

Non cash stock compensation was $18,167,581 for the quarter ended March 31, 2005 compared with nil for the same period in the previous year. These amounts were due to payments made for services and satisfaction of debt arising from the acquisition of Pharma Manufacturing services Ltd by the issue of shares at market prices.

Options issued to Jano Holdings for provision of a credit facility of $12.5million were expensed in the period resulting in a non cash charge of $12,800,000 there was no comparable expense in previous periods.

The Company has incurred substantial trading losses to date and has an accumulated deficit of $198,261,488 as at March 31, 2005.

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