Form 10QSB/A
period 2005-06-30
BIOACCELERATE HOLDINGS INC
filed 2005-09-16
CIK 1119700

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

Bioaccelerate conducts its business directly and through its subsidiaries. Bioaccelerate Holdings inc. currently holds 100% of Bioaccelerate inc. ,Bioaccelerate Ltd. and Bioaccelerate Ltd (BVI), and through these subsidiaries a significant equity interest in the following fourteen biotech companies:

Oncology:                Evolve Oncology, Inc. (49.1%), Genar Oncology, Inc.

                         (94%), Innovate Oncology, Inc. (90%), OncBio, Inc. (90%) Cynat Oncology, Inc. (94%)

Specialty Pharma:        Innova Lifestyle, Inc. (94%),
                         Amilar Pharmaceuticals Inc (94%), Genaderm Inc.(100%)
                         Enhance Biotech, Inc. (22.4%)

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