Form 10QSB
period 2005-09-30
BIOACCELERATE HOLDINGS INC
filed 2005-11-14
CIK 1119700

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-43126

                          BIOACCELERATE HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


             NEVADA                                  87-0650219
   -------------------------------                 --------------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of $.001 par value common  shares  outstanding  at November 14, 2005:
43,414,950

                           BIOACCELERATE HOLDINGS, INC

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


PART 1  -  FINANCIAL INFORMATION

Item 1        Financial Statements (Unaudited)                                 3

Item 2        Management's Discussion and Analysis or Plan of Operations      15

Item 3        Controls and Procedures                                         23


PART II  -  OTHER INFORMATION

Item 1        Legal Proceedings                                               24

Item 2        Sales of Unregistered Equity Securities and Use of Proceeds     24

Item 3        Defaults Upon Senior Securities                                 24

Item 4        Submission of Matters to a Vote of Security Holders             24

Item 5        Other Information                                               24

Item 6        Exhibits                                                        24

              Signatures                                                      25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
               Consolidated Balance Sheet as of September 30, 2005
                                   (Unaudited)


ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $     137,556
Prepaid expenses                                                        730,503
Other accounts receivable                                               530,140
                                                                  -------------
Total Current Assets                                                  1,398,199
                                                                  -------------
Property and equipment, net                                             916,650
                                                                  -------------
OTHER ASSETS
Other assets                                                             11,406
Patents, net                                                            843,559
Other long term investments                                           2,000,000
                                                                  -------------
                                                                      2,854,965
                                                                  -------------
                                                                  $   5,169,814
                                                                  =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank loans and overdrafts                                         $     844,017
Accounts payable                                                      7,161,676
Accrued expenses                                                      2,076,070
Due to related parties                                                  628,039
Loans payable                                                        17,229,867
Current portion of long-term debt                                        57,177
Other current liabilities                                               217,494
Deferred revenue                                                         50,000
                                                                  -------------
Total Current Liabilities                                            28,264,340
                                                                  -------------
Deferred revenue                                                      1,162,500
Long-term debt                                                        6,498,783
                                                                  -------------
                                                                      7,661,283
                                                                  -------------
STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001;  10,000,000 shares authorized;           --
none issued and outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;            43,415
43,414,950 shares issued and outstanding
Additional paid in capital                                          184,294,379
(Deficit) accumulated in the development stage                     (214,831,537)
Other comprehensive Income (Loss)
Currency translation adjustment                                        (262,066)
                                                                  -------------
Total Stockholders' (Deficit)                                       (30,755,809)
                                                                  -------------
                                                                  $   5,169,814
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Quarter          Quarter        From inception,
                                      Nine months        Nine months          ended            ended        November 1, 1999
                                    ended September    ended September    September 30,    September 30,    to September 30,
                                       30, 2005           30, 2004            2005             2004               2005

Revenue                             $       481,588                  0                0                0             481,588
                                    ---------------    ---------------    -------------    -------------    ----------------
Operating expenses
Research and development                 10,698,072          1,605,041          453,255        1,146,375          53,376,146
General and administrative                8,889,516          1,523,071        2,018,205          845,037          14,110,991
Non cash stock compensation -
general and administrative               22,831,872                           2,054,107                           87,332,578
                                    ---------------    ---------------    -------------    -------------    ----------------
                                         42,419,460          3,128,112        4,525,567        1,991,412         154,819,715
                                    ---------------    ---------------    -------------    -------------    ----------------
Net operating (loss)                    (41,937,872)        (3,128,112)      (4,525,567)      (1,991,412)       (154,338,127)

Other income (expenses)
Interest and finance charges               (597,768)                           (352,429)                            (597,768)
Interest and finance charges -
Non cash                                (12,800,000)                                                             (49,731,308)
Share of losses in associate                                  (251,466)                         (251,466)           (362,441)
Minority share of losses                                       319,158                           158,580           6,981,408
Profit on disposal of marketable
securities - net of corporation
tax                                         600,269                             600,269                              600,269
Impairment charges                                                                                               (17,383,570)
                                    ---------------    ---------------    -------------    -------------    ----------------
(Loss) attributable to common
stockholders                        $   (54,735,371)        (3,060,420)      (4,277,727)      (2,084,298)       (214,831,537)

Other comprehensive income (loss)
Foreign currency translation
adjustments                                 211,182             41,220            9,812            6,274            (262,066
                                    ---------------    ---------------    -------------    -------------    ----------------
Total comprehensive (loss)              (54,524,189)        (3,019,200)      (4,267,915)      (2,078,024)       (215,093,603)
                                    ===============    ===============    =============    =============    ================
Per share information - Basic and
Diluted Net (loss) per common
share                               $         (1.30)             (0.12)           (0.10)           (0.08)
                                    ===============    ===============    =============    =============
Weighted average number of shares
outstanding                              42,108,967         25,403,038       43,173,053       25,570,370
                                    ===============    ===============    =============    =============


   The accompanying notes are an integral part of these financial statements.

2
                           BIOACCELERATE HOLDINGS, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended     Nine months ended      From Inception
                                                          September 30, 2005    September 30, 2004    November 1, 1999
                                                                                                      To September 30,
                                                                                                             2005
CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash (used in) operating activities                $      (15,911,797)   $       (3,596,753)   $    (15,396,368)
                                                          ------------------    ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of long term investments                                (500,000)           (2,222,936)         (4,089,472)
   Sale of long term investments                                     803,140                    --             803,140
   Purchase of property and equipment                               (410,961)             (192,247)         (2,117,333)
   Investment in affiliate                                                --                    --          (4,001,815)
   Payment for purchase of subsidiaries - net of cash                     --                    --
   acquired                                                               --                    --         (16,623,688)
                                                          ------------------    ------------------    ----------------
   Net cash (used in) investing activities                          (107,821)           (2,415,183)        (26,029,168)
                                                          ------------------    ------------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash                                      --             2,877,279          15,445,820
   Bank overdraft                                                    807,143                    --             844,017
   Proceeds from loans payable                                    14,395,993             2,839,793          25,535,321
                                                          ------------------    ------------------    ----------------
   Net cash provided by financing activities                      15,203,136             5,717,072          41,825,158
                                                          ------------------    ------------------    ----------------

   Effect of changes in exchange rates                               211,182               200,374            (262,066)
                                                          ------------------    ------------------    ----------------
   Net (decrease)/increase in cash and cash equivalents             (605,300)              (94,490)            137,556

Cash and cash equivalents at beginning of period                     742,856               331,438                  --
                                                          ------------------    ------------------    ----------------
Cash and cash equivalents at end of period                $          137,556    $          236,948    $        137,556
                                                          ==================    ==================    ================

Supplemental cash flow information:
Cash paid for interest                                    $               --    $               --    $             --
                                                          ==================    ==================    ================
Cash paid for income taxes                                $               --    $               --                  --
                                                          ==================    ==================    ================


   The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - NATURE OF THE BUSINESS

DESCRIPTION OF COMPANY: Bioaccelerate Holdings, Inc ("Bioaccelerate" or "Company"), formerly Mobile Design Concepts, Inc. ("Mobile"), acquired Bioaccelerate, Inc. ("BI") in an exchange of stock on September 23, 2004. Simultaneously with the exchange of stock, Mobile Design Concepts, Inc. changed its name to Bioaccelerate Holdings, Inc. Mobile was organized under the laws of the State of Nevada on March 10, 2000. Mobile was formed to design, manufacture, and lease mobile kiosks and other structures. The operation was discontinued on December 31, 2002.

The Company is examining opportunities in both start-up and emerging companies in the biopharmaceutical sector.

The Company has not yet generated any significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7. At the present time, the Company has not paid any dividends, and any dividends that may be paid in the future will depend upon the financial performance of its subsidiary, Bioaccelerate, Inc.

BI was organized under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999, the Company changed its name to Westminster Auto Retailers, Inc. On July 25, 2003, the Company changed its name to Bioaccelerate, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally included in the Company's annual audited financial statements, as required by accounting principles generally accepted in the United States, have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting entirely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the seven months ended December 31, 2004, which are contained in the Company's 10KSB/A, and filed with the Securities and Exchange Commission,

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual reports may differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern.

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

Cynat Oncology Inc
Enhance Biotech Inc
Evolve Oncology Inc
Genar Oncology Inc
Genaderm, Inc
Inncardio, Inc
Innova Lifestyle, Inc
Innovate Oncology, Inc
Oncbio Inc

The consolidated financial statements include the assets and liabilities of the majority owned subsidiaries, adjusted to allow for minority interests. All significant inter-company transactions have been eliminated.

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

The Company has experienced a significant loss from operations aggregating $54,735,371, and $4,277,727, and $214,831,537 for the nine months and three months ended September 30, 2005, and the period from inception to September 30, 2005. In addition, the Company has working capital and stockholder deficits at September 30, 2005, of $26,866,141 and $30,755,809. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, utilize its credit facilities, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base. Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 4 - LOANS PAYABLE

CREDIT FACILITIES

During February 2004 the Company entered into a senior secured credit facility with Technology Finance, Inc. ("Technology") under which Technology shall provide the Company one or more loans in the aggregate principal amount of up to $7,500,000. Notwithstanding this Technology shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. Technology has the right to convert the outstanding balance into shares of the Company's common stock at $1.00 per share. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $25,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Technology with audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of any defaults. The entire balance due has been classified as a current liability. The Company had a balance of $7,465,042 drawn against the balance of this credit facility at September 30, 2005, and as of September 30, 2005, the interest rate was 4%. The loan matures upon one of the events described above. This balance includes interest of $50,000. Subsequent to September 31,2005, the balance of the loan was converted into Series A Preferred Stock. (See Note 9.)

During September 2004 the Company entered into a senior secured credit facility with Lifescience Ventures, Limited ("Lifescience") under which Lifescience shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Lifescience shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of, or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Lifescience received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 per share and the credit facility contains a clause prohibiting the repricing of any outstanding options or warrants to a price which is less than the prices of the Lifescience warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model, aggregates $12,800,000 and will be amortized as additional interest over the term of the credit facility commencing with the first draw. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or
(iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Lifescience audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding, options, warrants or subscription rights for capital stock of the Company. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. No amounts are outstanding pursuant to this credit facility at September 30, 2005.

During September 2004 the Company entered into a senior secured credit facility with Jano Holdings Limited ("Jano") under which Jano shall provide the Company one or more loans in the aggregate principal amount of up to $12,500,000. Notwithstanding this Jano shall have no obligation to fund the Company, if one of the following have occurred: (i) there shall be a material change in the business, properties, assets, results of operations, prospects or financial condition of the Company since January 1, 2004; (ii) the Company shall be in breach of or in default under any material contract, license agreement or instrument; or iii) there shall have occurred a disruption in the securities markets. As an inducement for extending the credit facility Jano received 1,000,000 warrants to purchase shares of the Company's common stock at $14 per share and 1,000,000 warrants to purchase shares of the Company's common stock for $28 and the credit facility contains a clause prohibiting the re-pricing of any outstanding options or warrants to a price which is less than the prices of the Jano warrants. The fair value of the warrants, determined using the Black-Scholes option pricing model aggregates $12,800,000 and was charged to operations as non cash interest upon the initial draw as the credit facility has no specific due date and the Company was in default on the arrangement. The credit facility matures on the earliest of (i) the date on which a placement in which the Company receives at least $50,000,000 in gross proceeds for the issuance of debt or equity securities, (ii) the date on which an event of default occurs, or (iii) the date on which a change in control occurs. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future. The credit facility contain certain affirmative and negative covenants including the Company furnishing Jano audited financial statements within 90 days after its year end and unaudited financial statements with 45 days of each quarter excluding the Company's year end. In addition, the credit facility provides that at the date of signing there shall be no outstanding options, warrants or subscription rights for capital stock of the Company. As of the date hereof the Company is in default of the covenant to provide financial statements for the year ended December 31, 2004, and the quarters ended March 31, 2005 and September 30, 2005. In addition, there has been a material change in the financial condition of the Company since it last filed quarterly financial statements with the Securities and Exchange Commission. The Company has not been notified by Technology as to whether the credit facility will be called because of the defaults and the entire balance due has been classified as a current liability. The Company had a balance of $9,764,825 drawn against the balance of this credit facility at September 30, 2005, and the interest rate was 4%. The loan matures upon one of the events described above. Subsequent to the end of the quarter an amount of $6,675,630 has been converted into Series A Preferred Stock.

CONVERTIBLE LOANS

During December 2004 the Company borrowed an aggregate of $3,100,000 with interest at Libor (2.35% at December 31, 2004). Over the nine months ended September 30, 2005 a further $1,459,865 was borrowed bring the total outstanding as of September 30, 2005 to $4,559,865. These loans are convertible into common shares of the Company at equivalent terms to the Company's next equity financing, of not less than $6,000,000. Should a financing not occur within 1 year, the loans shall accrue interest at Libor plus 10% and the loan will be convertible into common shares at a price to be determined between the parties. Subsequent to September 31,2005, an amount of $3,629,908 has been converted into Series A Preferred Stock. (See Note 9.)

In 1999 and 2000, the Company formed two joint ventures with Elan Corporation ("Elan") that were terminated in 2002 and 2003. As part of the joint ventures Elan loaned the Company $1,925,028 in convertible debt financing, maturing on April 14, 2006. Interest accrues at 9% per annum, compounded on an annual basis. Elan has the right to convert outstanding debt into the number of common shares that is obtained by dividing outstanding principal and interest by $10.29. At September 30, 2005, accrued interest totalled $619,109.

NOTES PAYABLE

The Company's borrowings under an equipment lease financing agreement are collateralized by the related equipment, furniture and fixtures, at interest rates between 12% and 13% with monthly payments of approximately $9,920. Future aggregate annual maturities are:

2005   $ 57,177
2006     13,890
         ------
         71,067
         ======

NOTE 5 - INVESTMENT IN AFFILIATES

EVOLVE ONCOLOGY

Through December 2004, the Company acquired 23,857,000 common shares of Evolve Oncology Inc. ("Evolve") these shares were obtained initially through the acquisition of Pharma Manufacturing Services Ltd and the sale of Antibody Technologies Inc.

At September 30, 2005, the Company owned a 49.15% interest in Evolve. For accounting purposes, the Company is treating its capital investment in Evolve as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Evolve, such amounts are being charged to expense as incurred by Evolve since Evolve presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Evolve is considered a variable interest entity and has been consolidated. The creditors of Evolve do not have recourse to the general credit of the Company. Through September 30, 2005, the Company advanced Evolve an aggregate of $3,043,686.

A summary of financial position and results of operations of Evolve as of September 30, 2005, and the seven months then ended is as follows:

Current assets           $   669,185
Property and equipment        97,000
                         -----------
                         $   766,185
                         ===========
Current liabilities      $ 3,962,438
Stockholders' equity      (3,196,253)
                         -----------
                         $   766,185
                         ===========
Sales                    $      --
                         ===========
Net (loss)               $(2,041,383)
                         ===========

ENHANCE BIOTECH

At September 30, 2005 the Company holds a 22.4% interest in Enhance Biotech, Inc. ("Enhance"). For accounting purposes, the Company is treating its capital investment in Enhance Biotech as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of Enhance, such amounts are being charged to expense as incurred by Enhance since Enhance presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Enhance is considered a variable interest entity and has been consolidated. The creditors of Enhance do not have recourse to the general credit of the Company. Through September 30, 2005, the Company advanced Enhance an aggregate of $4,960,246.

A summary of financial position and results of operations of Enhance at September 30, 2005, is as follows:

Current assets                         $    162,534
Amounts due after more than one year        878,894
Fixed assets                              1,214,112
                                       ------------
                                       $  2,255,540
                                       ============
Total liabilities                      $ 11,447,396
Stockholders' equity                     (9,191,856)
                                       ------------
                                       $  2,255,540
                                       ============
Sales                                  $    238,540
                                       ============
Net (loss)                             $ (5,149,977)
                                       ============

NOTE 6 - INVESTMENTS

During September 2004 the Company invested $2,000,000 in Advance Nanotech, Inc. ("Advance") in exchange for 2,000,000 common shares. The Company borrowed the funds for this transaction pursuant to the credit facility from Technology Finance, Inc. described in Note 4. The shares received are considered restricted securities and represent approximately 6% of the outstanding shares of Advance subsequent to a private placement by Advance at $2.00 per share in February and March 2005. The shares are carried at the lower of cost of $1.00 or market value of $5.90 per issued share.

Through December 2004 the Company acquired an aggregate of 3,928,804 common shares of Neuro Bioscience, Inc. ("Neuro"). The shares were obtained as an inducement to provide future financing and have no cost basis. These shares are carried at the lower of cost or market value of $1.01 per issued share.

During November 2004 the Company invested $1,366,536 in Australian Cancer Technology ("ACT") in exchange for 4,893,301 common shares. The carrying value of the shares was $202,871. During the quarter ended September 30, 2005, the company sold its entire holding in ACT for an aggregate of $803,140 realizing a gain of $600,269.

During August 2004 the Company invested $222,936 in JPS Holdings ("JPS"), a private Company. A further $500,000 was invested during March 2005. No trading information or financial information is available for JPS and the Company carries its investment at the lower of cost or market value of $0.

NOTE 7 - STOCKHOLDERS' (DEFICIT)

From January through March, 2005 the Company issued an aggregate of 2,880,146 shares of common stock valued at their fair market value of $18,167,581 for consulting services and research and development. The value of these shares was charged to operations. In addition, the Company charged the fair value of the options issued to Jano Holdings, Inc in connection with the loan facility referred to in Note 4 to interest expense. The fair value was calculated as $12,800,000 and this amount was charged to interest expense.

From April through June, 2005 the Company issued an aggregate of 480,864 shares of common stock valued at their fair market value of $2,610,184 for consulting services. The value of these shares was charged to operations.

From July through September 2005 the company issued an aggregate of 259,578 shares of common stock valued at their fair market value of $906,607 for consulting services and research and development. In addition, a subsidiary company also issued common stock for consulting services valued at a fair market value of $1,147,500. The value of these shares was charged to operations.

NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 2005 the company had an aggregate of $628,039 due to related parties. These advances have no specified due date or interest rate.

NOTE 9 - SUBSEQUENT EVENTS

Common Stock

On October 19, 2005, Innovate Oncology Inc issued 225,000 shares of Common Stock for services valued at the fair market value of $5.10 per share.

Credit Facilities

During October, 2005, the Company borrowed an additional $792,057 from Jano Holdings Limited pursuant to its credit facilities described in Note 4.

Private Placement

In October 2005 the Registrant has commenced a private placement (the "Private Placement") of the Registrant's Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), to accredited investors. The Registrant reasonably believes that the securities have been and will be sold in the Private Placement only to "accredited investors," as such term is defined under Rule 501(e) under Regulation D promulgated pursuant to the Securities Act of 1933, as amended (the "Act"). The Registrant will use the proceeds of the Private Placement for general working capital and other corporate purposes, including, without limitation, the development of various compounds.

Shares of Series A Preferred Stock are being offered in the Private Placement for $6.00 per share of Series A Preferred Stock. Each share of Series A Preferred Stock may initially convert into four (4) shares of the Registrant's common stock , par value $0.001 per share (the "Common Stock"), which equates to an initial conversion price of $1.50 per share of Common Stock. The shares of Common Stock issued upon conversion of shares of Series A Preferred Stock are hereafter referred to as Conversion Shares.

Also, each purchaser in the Private Placement will receive one (1) warrant (a "Warrant") to acquire one (1) share of Common Stock for every two (2) shares of Common Stock initially underlying the shares of Series A Preferred Stock purchased in the Private Placement. The shares of Common Stock which may be acquired upon exercise of the Warrants are hereafter referred to as the "Warrant Shares." The Warrants are exercisable initially at $2.00 per share of Common Stock, subject to adjustment, and are exercisable for three (3) years after issuance or until the market price of the Common Stock has been at least three hundred percent (300%) of the then applicable exercise price of the Warrant for a period of at least thirty (30) days, and the average trading volume of the Common Stock has been at least one hundred thousand (100,000) shares per day during such thirty (30) day period (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events) and the shares of Common Stock which may be acquired upon exercise of the Warrants are registered at the time under an effective registration statement, whichever is earlier.

In addition, each purchaser in the Private Placement will receive four (4) shares of the common stock of Cynat Oncology, Inc. ("Cynat") and four (4) shares of the common stock of Genaderm Inc. ("Genaderm"), being referred to as the "Cynat Shares" and the "Genaderm Shares", respectively, for each share of Series A Preferred Stock acquired by such purchaser in the Private Placement.

On October 7, 2005, the Registrant sold 3,128,769 shares of its Series A Preferred Stock for an aggregate purchase price of $18,772,580, and issued to those investors Warrants to acquire, in the aggregate, 6,257,523 Warrant Shares. The Registrant also delivered 12,515,056 Cynat Shares and 12,515,056 Genaderm Shares, in the aggregate, to those investors. In addition, the Registrant issued 162,755 shares of its Series A Preferred Stock, in the aggregate, to investors to whom it had previously agreed to issue a lesser number of shares of Series A Preferred Stock, in order to give those investors the benefit of the same terms on their investment, as well as Warrants to acquire, in the aggregate, 325,510 Warrant Shares and 651,020 Cynat Shares and 651,020 Genaderm Shares. The aggregate investment by those investors was $976,530.

The Registrant has agreed to pay to its placement agent and to any other participating agent a cash fee equal to ten percent (10%) of the aggregate gross proceeds to the Registrant from the sale of Series A Preferred Stock in the Private Placement to investors introduced to the Registrant by the applicable placement agent or participating agent (without duplication of introduction).

In addition, the Registrant has agreed to issue to its placement agent and to any other participating agent a warrant (the "Placement Agent Warrants") to purchase that number of shares of Common Stock (the "Placement Agent Warrant Shares") equal to ten percent (10%) of the number of shares of Common Stock initially issuable upon conversion of the Series A Preferred Stock sold in the Private Placement to investors introduced to the Registrant by the applicable placement agent or participating agent (without duplication of introduction).

The Placement Agent Warrants are initially exercisable at one dollar and fifty cents ($1.50) per share of Common Stock, subject to adjustment, commencing upon the date of issuance and continuing for five (5) years after issuance or until the market price of the Common Stock has been at least three hundred percent (300%) of the then applicable exercise price of the Placement Agent Warrant for a period of at least thirty (30) days, and the average trading volume of the Common Stock has been at least one hundred thousand (100,000) shares per day (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events) during such thirty (30) day period and the shares of Common Stock which may be acquired upon exercise of the Placement Agent Warrants are registered at the time under an effective registration statement, whichever is earlier. The Placement Agent Warrants contain a cashless exercise provision. The Placement Agent Warrants are transferable by the Placement Agent or other Participating Agent receiving the same only to its officers, directors, shareholders and employees, as well as by such persons to their immediate family affiliates in connection with estate planning, provided that no such transfer or disposition may be made other than in compliance with applicable securities laws and furnishing satisfactory evidence of such compliance to the Registrant.

The Registrant also agreed to indemnify the placement agent and participating agents against certain liabilities. The Registrant also agreed to pay its own costs of the Private Placement. The Registrant has also agreed to pay to the placement agent a non-accountable expense allowance (the "Non-Accountable Expense Allowance") equal to 3% of the gross proceeds received by the Registrant from the sale of Series A Preferred Stock to investors (other than investors introduced by management or affiliates of the Registrant or management).

In connection with the Private Placement to date, the Registrant has paid to its placement agent and other participating agents, in the aggregate, cash fees of $196,053, issued Placement Agent Warrants to acquire 130,703 Placement Agent Warrant Shares, and paid to its placement agent the aggregate sum of $58,815 for the Non-Accountable Expense Allowance.

The Series A Preferred Stock, the Conversion Shares, the Warrants, the Warrant Shares, the Cynat Shares, the Genaderm Shares, the Placement Agent Warrants and the Placement Agent Warrant Shares are "restricted securities" and, therefore, may be transferred, to the extent permissible, only pursuant to registration or qualification under federal and state securities laws or pursuant to an exemption from registration or qualification. In addition, the Warrants are not transferable in blocks of less than the lesser of (i) one hundred twenty thousand (120,000) Warrants or, if applicable, (ii) the number of Warrants acquired by the applicable purchaser in the Private Placement.

In connection with the Private Placement, the Registrant entered into the Bioaccelerate Holding Inc. ('BACL'). Registration Rights Agreement. The BACL Registration Rights Agreement imposes certain registration obligations upon the Registrant with respect to the shares of Common Stock underlying the Series A Convertible Preferred Stock acquired in the Private Placement by each investor who executed and delivered to the Registrant the Securities Purchase Agreement. The Registration Rights Agreement also grants registration rights in favor of such investors with respect to the shares of Common Stock underlying Warrants received by them in the Private Placement. Placement agents and participating agents who execute and deliver the Registration Rights Agreement to the Registrant have similar rights with respect to the shares of Common Stock underlying Placement Agent Warrants. The shares with respect to which the Registration Rights Agreement grants such rights are referred to as "Registrable Securities", and shall continue to be Registrable Securities until those shares have either been effectively registered under the Act and disposed of in accordance with a registration statement covering them, have been sold to the public pursuant to Rule 144 or by similar provision under the Act, or are eligible for resale under Rule 144(k) or by similar provision under the Act without any limitation on the amount of securities that may be sold under paragraph (e) thereof.

Pursuant to the Registration Rights Agreement, the Registrant is required to use its reasonable best efforts to accomplish the following:

prepare and file a registration statement covering the Common Shares and the Warrant Shares (a "Required Registration Statement") with the U.S. Securities and Exchange Commission (the "SEC") by the date (the "Required Filing Date") which is not more than sixty (60) days after the first date to occur (the "Commencement Date") of the following dates: the Final Closing Date (as such term is defined in the Securities Purchase Agreement) or the termination of the Offering, if there is no Final Closing Date; and cause either of the following (the "Effectiveness Actions") to occur by a date (the "Required Effectiveness Date") which is not more than ninety (90) days after the Commencement Date: (A) cause the SEC to declare the Required Registration Statement to be effective or
(B) cause the SEC to communicate to the Registrant, orally or in writing, that the Required Registration Statement will not be reviewed or that the Commission has no further comments thereupon, whereupon the Registrant shall cause the Required Registration Statement to be effective.

Pursuant to the Registration Rights Agreement, the failure to file or become effective within the applicable time period shall be deemed to be a "Non-Registration Event". For each thirty (30) day period during the pendency of any such Non-Registration Event, the Registrant shall deliver to each investor in the Private Placement, as liquidated damages, an amount equal to one percent (1.0%) of the aggregate purchase price paid by such investor for shares of Series A Preferred Stock in the Offering, with such payment being pro-rated for any Non-Registration Event of less than thirty (30) days, subject to the maximum penalty of 18.5% of the gross proceeds. Each such payment is hereinafter referred to as a "Non-Registration Event Penalty Payment". Notwithstanding the foregoing, in no event shall the Registrant be obligated to pay more than one Non-Registration Event Penalty Payment to the same

Purchaser in respect of a substantively concurrent failure to perform. The Registrant, at its sole discretion, shall pay the Non-Registration Event Penalty Payment to all holders in cash or in shares of its Common Stock.

The Registrant agreed to use its reasonable best efforts to keep such Required Registration Statement continuously effective (the "Effective Period") for a period of two years after the Required Registration Statement first becomes effective plus whatever period of time as shall equal any period, if any, during such two year period in which the Registrant was not current with its reporting requirements under the Exchange Act. To the extent the Registrable Securities are not sold under the Required Registration Statement, the investors in the Private Placement shall have the following registration rights pursuant to the Registration Rights Agreement:

If the Registrant is eligible to use Form S-3 under the Act (or any similar successor form) and shall receive from the holders of the Common Shares and any permitted transferees (the "S-3 Initiating Holders") a written request that the Registrant effect a registration on such Form S-3 pursuant to Rule 415 of the Act and any related qualification or compliance with respect to all or part of the Registrable Securities owned by the S-3 Initiating Holders (provided, that the S-3 Initiating Holders registering Registrable Securities in such registration (together with all other holders of Registrable Securities to be included in such registration) propose to sell their Registrable Securities at an aggregate price (calculated based upon the Market Price of the Registrable Securities on the date of filing of the Form S-3 with respect to such Registrable Securities) to the public of no less than the lesser of $5,000,000 or the remaining Registrable Securities), the Company shall (i) promptly give written notice of the proposed registration, and any related qualification or compliance, to all other holders of Registrable Securities; and (ii) as soon as practicable, use reasonable best efforts to file and effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of the Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other holder in the group of holders joining in such request as is specified in a written request given within fifteen (15) days after the holder's receipt of such written notice from the Registrant.

In addition, for so long as the Registration Rights Agreement shall be applicable, whenever the Registrant proposes to register any of its securities under the Securities Act (other than pursuant to any of the registration rights described above, or a registration on Form S-4 or S-8 or any successor or similar forms) and the registration form to be used may be used for the registration of Registrable Securities, whether or not for sale for its own account, the Registrant will give prompt written notice (but in no event less than twenty five (25) days before the anticipated filing date) to all holders of Registrable Securities, and such notice shall describe the proposed registration and distribution and offer to all holders of Registrable Securities the opportunity to register the number of Registrable Securities as each such holder may request. The Registrant will include in such registration all Registrable Securities with respect to which the Registrant has received written requests for inclusion therein within fifteen (15) days after the holders' receipt of the Registrant's notice. The Registrant shall use all reasonable efforts to cause the managing underwriter of a proposed underwritten offering to permit the Registrable Securities requested to be included in a Piggyback Registration to be included on the same terms and conditions as any similar securities of any other security holder included therein and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method of distribution thereof. The performance of these registration rights is subject to customary investor representations and warranties, customary indemnifications by investors, customary allocations of fees and expenses and, where applicable, customary cutback and blackout provisions.

In connection with the Private Placement, the Registrant entered into the Cynat and Genaderm Registration Rights Agreement. The Cynat and Genaderm Registration Rights Agreement imposes certain registration obligations upon the Registrant with respect to the Cynat Shares and the Genaderm Shares, respectively, acquired in the Private Placement by each investor who executed and delivered to the Registrant the Securities Purchase Agreement. The Cynat Shares and the Genaderm Shares with respect to which the Registration Rights Agreement grants such rights are referred to as "Cynat Registrable Shares" and the "Genaderm
Registrable Shares", respectively, and shall continue to be Cyant Registrable Shares or Genaderm Registrable Shares, as the case may be, until those shares have either been effectively registered under the Act and disposed of in accordance with a registration statement covering them, have been sold to the public pursuant to Rule 144 or by similar provision under the Act, or are eligible for resale under Rule 144(k) or by similar provision under the Act without any limitation on the amount of securities that may be sold under paragraph (e) thereof. Pursuant to the Cynat and Genaderm Registration Rights Agreement, the Registrant is required to use its reasonable best efforts to cause Cynat and Genaderm to accomplish the following:

prepare and file a registration statement covering the Cynat Registrable Shares and the Genaderm Registrable Shares with the SEC by the date (the "Cynat and Genaderm Required Filing Date") which is not more than one hundred twenty (120) days after the first date to occur (the "Commencement Date") of the following dates: the Final Closing Date (as such term is defined in the Securities Purchase Agreement) or the termination of the Offering, if there is no Final Closing Date (it being understood that Cynat shall prepare and file the required registration statement with respect to Cynat Registrable Shares (the "Cynat Required Registration Statement), and that Genaderm shall prepare and file the required registration statement with respect to Genaderm Registrable Shares (the "Genaderm Required Registration Statement"); and cause either of the following (the "Effectiveness Actions") to occur by a date (the "Cynat and Genaderm Required Effectiveness Date") which is not more than ninety (90) days after the Commencement Date: (A) cause the SEC to declare the Cynat Required Registration Statement and the Genaderm Required Registration Statement to be effective or
(B) cause the SEC to communicate to Cynat or Genaderm, whichever is applicable, orally or in writing, that the Cynat Required Registration Statement and the Genaderm Required Registration Statement will not be reviewed or that the Commission has no further comments thereupon, whereupon the Registrant shall use its reasonable best efforts to cause Cynat and Genaderm, as applicable, to cause the Cynat Required Registration Statement and Genaderm Required Registration Statement to be effective.

The Registrant agreed to use its reasonable best efforts to cause Cynat and Genaderm to keep such Cynat Required Registration Statement and Genaderm Required Registration Statement continuously effective (the "Effective Period") for a period of two years after the Cynat Required Registration Statement and Genaderm Required Registration Statement first becomes effective plus whatever period of time as shall equal any period, if any, during such two year period in which Cynat or Genaderm, as applicable, was not current with its reporting requirements under the Exchange Act.

To the extent the Cynat Registrable Shares or the Genaderm Registrable Shares are not sold under the Cynat Required Registration Statement or the Genaderm Required Registration Statement, the investors in the Private Placement shall have registration rights with respect to their Cynat Registrable Shares and their Genaderm Registrable Shares, pursuant to the Cynat and Genaderm Registration Rights Agreement, substantially similar to the Form S-3 registration rights and the piggyback registration rights of investors in respect of the BACL Registration Rights Agreement.

The terms of the Series A Preferred Stock have been set forth in the Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (the "Certificate of Designations") which has been filed with the Secretary of State of Nevada.

Each share of Series A Preferred Stock shall carry a cumulative dividend at a rate of six per cent (6%) per annum, payable out of funds legally available therefore, prior and in preference to the payment of all other dividends on the Registrant's Common Stock or junior equity securities, quarterly in arrears (with the first payment on December 31, 2005) in cash or shares of the Company's Common Stock, at the Registrant's option, whether or not declared by the Board of Directors. The shares of the Registrant's Common Stock issued in payment of the dividend hereunder shall be valued at the twenty (20) trading day trailing average market price of the Common Stock as of the date five (5) days prior to the dividend payment date. In the event that the shares of Common Stock issued in payment of dividends payable more than one hundred eighty (180) days after the issuance of the Series A Preferred Stock to which such dividends relate are not then registered under an effective registration statement, the Company shall only pay such dividends in cash.

In the event of any liquidation or winding up of the Company, before any distribution of assets to the holders of Junior Securities, the holder of each share of Series A Preferred Stock then outstanding shall be paid out of the assets of the Company legally available for distribution to its stockholders a per share amount equal to the original issue price per share of Series A Preferred Stock ($6.00 per share), as adjusted for stock splits, dividends, combinations or other recapitalization of the Series A Preferred Stock) plus any declared and unpaid dividends thereon (the "Liquidation Preference"). Upon the completion of all required distribution to any other class or series of Senior Securities, if assets remain in the Company, the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of shares of any other series of preferred stock in accordance with their respective terms, then to the holders of Common Stock pro rata based on the number of shares of the Common Stock actually outstanding and held by holders of shares of Common Stock. Notwithstanding the foregoing, if the holders of the Series A Preferred Stock would receive on an as-converted basis an amount greater than the Liquidation Preference, such holders shall be entitled to receive such greater amount.

Each holder of Series A Preferred Stock has the right to convert such shares, at any time, into a number of shares of Common Stock equal to the original issue purchase price ($6.00 per share) divided by the conversion price (initially $1.50 per share) (an "Optional Conversion"). Alternatively, a Series A Preferred Stock will automatically convert into Common Stock calculated in the same manner as an Optional Conversion upon the earliest to occur of the following dates (an "Automatic Conversion"): (i) the date, at any time after the one year anniversary of the issuance date, upon which both (x) the average of the market price for a share of Common Stock for a period of at least thirty (30) consecutive trading days exceeds three hundred percent (300%) of the then-applicable conversion price and (y) the average of the trading volume for the Common Stock during such period exceeds 100,000 shares per day (subject to adjustment of such trading volume threshold in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events) shares per trading day; (ii) upon the affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock; or (iii) immediately prior to the closing of an underwritten public offering of the Registrant's Common Stock for aggregate gross proceeds to the Registrant of not less than one hundred million dollars ($100,000,000) if the public offering price of the Registrant's Common Stock is at least two (2) times the then-applicable conversion price and the shares of Common Stock issued in exchange for each share of the Registrant's Series A Preferred Stock so converted are registered at the time of such conversion under an effective registration statement. The terms "market price" and "trading day" are defined in the Certificate of Designations.

The number and kind of securities issuable upon the conversion of the Series A Preferred Stock and the conversion price shall be adjusted appropriately in the event of stock splits, reverse stock splits, stock dividends, recapitalizations or similar events. In addition, the conversion price shall be subject to appropriate adjustment, on a weighted average basis, in the event that the Registrant issues, or is deemed to issue under the applicable provisions of the Certificate of Designations, additional shares of Common Stock at a purchase price less than the then-effective conversion price, except for certain issuances excluded from any such calculation.

The Series A Preferred Stock will vote together with the Common Stock and not as a separate class except as specifically provided in the Certificate of Designations or as otherwise required by law. Each holder of outstanding shares of Series A Preferred Stock shall have a number of votes equal to the number of whole shares of Common Stock into which the Series A Preferred Stock would convert as of the applicable record date at each meeting of stockholders of the Registrant.

So long as the Series A Preferred Stock is outstanding, the Registrant will not do any of the following without the consent of at least a majority in interest of the Series A Preferred Stock voting as a separate group: (a) authorize, issue or agree to authorize or issue any new class or series of senior equity securities or parity equity securities or securities or rights of any kind convertible into or exercisable or exchangeable for any such senior equity securities or parity equity securities, or offer, sell or issue any senior equity securities or parity equity securities or securities or rights of any kind convertible into or exercisable or exchangeable for any such senior equity securities or parity equity securities; (b) purchase, repurchase or redeem shares of (i) Common Stock, (ii) securities or rights of any kind convertible into or exercisable or exchangeable for Common Stock or (iii) other securities of the Company, (except in the case of a termination of an employee, at which the Company may repurchase or redeem such shares of Common Stock at cost and pursuant to any agreement under which such shares of Common Stock were issued);
(c) increase the authorized number of shares of Series A Preferred Stock, or (d) amend the Certificate of Incorporation or Bylaws of the Registrant or alter or change the rights, preferences or privileges of the Series A Preferred Stock or any parity equity securities or senior equity securities in each case so as to affect adversely the rights, preferences or privileges of the Series A Preferred Stock.

In connection with the Private Placement referred to above the Registrant consummated a second closing on October 24, 2005, at which the Registrant sold 170,668 shares of its Series A Preferred Stock for an aggregate purchase price of $1,024,008 and issued to those investors Warrants to acquire, in the aggregate, 341,336 Warrant Shares. The Registrant also delivered 682,672 Cynat Shares and 682,672 Genaderm Shares, in the aggregate, to those investors.

To date, the Registrant has sold an aggregate of 3,299,437 shares of its Series A Preferred Stock for an aggregate purchase price of $20,773,118 and issued to those investors Warrants to acquire, in the aggregate, 6,598,859 Warrant Shares. The Registrant also delivered 13,197,728 Cynat Shares and 13,197,728 Genaderm Shares, in the aggregate, to those investors. Of the aggregate $20,773,118 invested in the Private Placement to date, $3,002,538 was paid in cash and $17,770,580 was paid through conversion, on a dollar-for-dollar basis, of outstanding indebtedness of the Registrant to investors.

In connection with the Private Placement to date, the Registrant has paid to its placement agent and other participating agents, in the aggregate, cash fees of $298,453, issued Placement Agent Warrants to acquire 198,970 Placement Agent Warrant Shares and paid to its placement agent the aggregate sum of $89,536.14 for the Non-Accountable Expense Allowance.

No such fee or placement agent warrants are due with respect to certain investors or with respect to the conversion of Series A Preferred Stock or the exercise of warrants.

ITEM 2: MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This disclosure contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by the use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "seek," "contemplate," "hope," "suggest," "envision," or "continue," or comparable language, or the negative or other variation of those or comparable terms. Our actual results could differ materially from the anticipated results described with forward-looking statements. These forward-looking statement are based largely on our expectation and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with out ability to identify and raise additional capital to complete our product development programs; our allocation of resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contracts and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained herein will, in fact, occur. Interested persons should consider carefully the previously stated factors as well as the more detailed information contained elsewhere herein.

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

     o Creating substantial shareholder value through the development of existing and further portfolio companies, via the deep asset base of identified compounds that Bioaccelerate has access to via established relationships

A STRATEGIC APPROACH TO CREATING VALUE
Large pharmaceutical companies need additional products to fill depleted pipelines. Bioaccelerate believes it has developed a cost effective process which provides a link between early stage drug candidates and large pharmaceutical companies. Currently, funding is increasingly only available from the capital markets for later stage companies. Bioaccelerate develops and consolidates multiple early stage products in standalone companies in vertical therapeutic areas until critical mass and development milestones are achieved. At this stage the company is then ready to access further funding from the capital markets. This affords orphan/individual technologies an opportunity to be developed while giving academic institutions and scientists access to development capital for early stage compounds. Bioaccelerate's drug development strategy includes in-licensing compounds from various academic, research and medical centres where the company has developed extensive relationships. Bioaccelerate is constantly reviewing these development opportunities to establish which products offer the best strategic fit with other companies in its portfolio.

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

ONCOLOGY - Evolve Oncology, Inc. (49.1%); Genar Oncology, Inc. (94%); Innovate Oncology, Inc. (90%); OncBio, Inc. (90%); Cynat Oncology, Inc. (94%)

SPECIALTY PHARMA - Innova Lifestyle, Inc. (94%); Amilar Pharmaceuticals Inc, (94%); Enhance Biotech, Inc. (22.4%); Genaderm, Inc. (94%)

CENTRAL NERVOUS SYSTEM - CNS Thera, Inc. (94%); Neuro Bioscience, Inc (19%)

CARDIOVASCULAR DISEASE - InnCardio, Inc. (94%); BioCardio, Inc. (50 %)

ANTI-INFECTIVE - Anvira, Inc. (94%)

The Company also has investments in Advance Nanotech Inc (AVNA.OB), JPS Holdings, Inc and Llama Biotech Ltd

Our management believes that large pharmaceutical companies need additional drugs to fill depleted drug development pipelines, particularly since many existing products of large pharmaceutical companies will soon be losing patent protection. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. We believe that the large in-house basic and applied research staffs of those large pharmaceutical companies increase the overhead of those companies and may also engender institutional resistance to acquisition or development of in-licensed drugs, resulting in costs and delays in development of new drugs by those companies. It also appears to us that many individual scientists and medical research institutions may lack the expertise or resources to develop promising early stage drug candidates.

Bioaccelerate's business goal is to act as a cost-effective pharmaceutical development organization, identifying commercially viable early-stage compounds from academic, research and medical centres where Bioaccelerate has forged strong relationships, and utilizing our expedited product development structure to provide a cost-effective link between early-stage drug candidates and large pharmaceutical companies. Bioaccelerate achieves its value by providing management expertise and funding to develop the products assigned to its portfolio companies and achieves shareholder value by taking the portfolio companies public and benefiting from the upside in share price of those portfolio companies as and when milestones are achieved in the development of the compounds.

STRATEGY

Bioaccelerate and its subsidiaries select, in-license and group, early-stage compounds which their respective managements deem promising in the stand-alone companies which Bioaccelerate has organized by vertical therapeutic areas. Bioaccelerate may utilize its own resources for the initial operations of a newly-formed subsidiary, including its initial in-licensing. However, when a subsidiary company's product pipeline reaches critical mass and achieves certain development milestones, it is intended that the subsidiary company will seek additional funding from the capital markets on its own. Since funding is often only available for later-stage compounds, Bioaccelerate's development resources make it possible for academic institutions and scientists to pursue early- and mid-stage develop of orphaned compounds and technology.


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

RESEARCH AND DEVELOPMENT

The structure of our research and development activity is designed to enable the best choices to be made as to where and how the projects are run and resourced. Each is managed as a discreet project with its own budget and project manager. Where and when possible projects make common use of the resources and contracted facilities enlisted at each stage. We manage our projects through ongoing review of scientific data, making use of our broadly experienced Management and Scientific Advisory Board to assist in this process and by supplementing these programs with our cost allocations as required to move toward regulatory approval. Our cost allocations are based primarily on pre-established development budgets set out in our agreements with research and co-development partners. Costs attributed to Research and Preclinical projects largely represent our pipeline generating activities. See Item 6 "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of research and development spending trends.


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

Enhance Biotech recently acquired Ardent Pharmaceuticals Inc., a privately held biotechnology company with an extensive research and development pipeline that includes a number of pre- clinical and clinical drug candidates in the areas of moderate to severe pain, urinary incontinence, premature ejaculation, depression and cardio protection. Pursuant to the merger agreement, Ardent became a wholly-owned subsidiary of Enhance Biotech and the former Ardent stockholders received Enhance Biotech securities amounting, on a fully- diluted basis, to 45% of Enhance Biotech's outstanding equity securities, post-merger. Shareholders of Enhance Biotech own 55 % of the merged entity.

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

     o Oncology is currently the most active area of research for multi-national pharmaceutical companies. BMS is currently the leading player in the oncology market in revenue terms, with total oncology sales of $3.71 billion equating to a 10% market share


SPECIALTY PHARMA
Specialty pharma (including `lifestyle' drugs) enhance or improve human function in individuals who believe that their problems - from sexual dysfunction to diabetes, incontinence and obesity - negatively affect normal aspects of everyday living. These conditions should be capable of being defined and diagnosed with reference to measurable characteristics, of known etiology, and prospective patients must be capable of being targeted and convinced of the value of pharmacotherapy.


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


GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the period ended September 30, 2005. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1., Description of Business, of this Form 10-QSB.


CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

(2) RESEARCH AND DEVELOPMENT

The Company  conducts  its  research  and  development  with  numerous  academic
research  facilities,   other  biotechnology  companies  and  clinical  research
organizations. Such expenses are expense as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations. Research and Development is expenses as incurred.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(4) STOCK BASED COMPENSATION

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2005, work continued on the product development programs as planned and the individual items are detailed below. The period ended September 30, 2005, compared to the period ended September 30, 2004:

During the period the following events took place:

On August 24, 2005 the company issued 9,578 shares in relation to consulting services at $3.30 per share. On September 15, 2005 the company issued 250,000 shares in relation to consulting services at $3.50 per share.

No revenues were generated during the three months ended September 30, 2005.

General and administrative expenses increased from $845,037 in the quarter ended September 30, 2004, to $2,018,205 in quarter to September 30, 2005. The main reason for the increase was the significant development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the quarter ended September 30, 2005, were $453,255 as compared with $1,146,375 in the previous year. The majority of these expenses were in connection with the development of an increased number of our product candidates.

Non cash stock compensation was $2,054,107 for the quarter ended September 30, 2005 compared with nil for the same period in the previous year. These amounts were due to payments made for services by the issue of common shares at market prices.

The Company has incurred substantial losses to date and has an accumulated deficit of $214,831,537 as of September 30, 2005.

LIQUIDITY & CAPITAL RESOURCES

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. The Company has $32,500,000 in line of credit facilities as of September 30, 2005. $17,229,867 of the lines are outstanding. The facilities accrues interest at the Applicable Federal Rate, as defined in
Section 1247(d) of the Internal Revenue Code. As of September 30, 2005, the interest rate was 4.0%. As at September 30, 2005 cash and cash equivalents totalled approximately $137,556. The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personnel-related costs, costs related to preclinical testing and clinical trials. The Company intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators. Subsequent to September 30, 2005, $14,141,672 of these credit facilities were converted into preferred stock (see Note 9 to the financial statements).

ITEM 3. CONTROLS AND PROCEDURES.

The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the issuer and have:

     o designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     o designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     o evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").


Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     o any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     o any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

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


                                   Bioaccelerate Holdings, Inc.

    Date: November14 , 2005        By: /s/ Lee Cole
          -----------------           ---------------------------------------
                                      Lee Cole, CEO, President and Director

    Date: November 14, 2005        By:/s/ Linden Boyne
          ------------------          ---------------------------------------
                                      Linden Boyne , CFO, Secretary-Treasurer
                                      & Director